Form 10-Q
period 1998-03-28
SCHEIN PHARMACEUTICAL INC
filed 1998-05-13
CIK 948929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998



                         Commission file number 1-14019


                           SCHEIN PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)


  Delaware                                                      11-2726505
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


100 Campus Drive, Florham Park, NJ                                 07932
-----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)


                                  973-593-5500
                  --------------------------------------------
                         (Registrant's telephone number)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ...... No... X...


       The number of shares outstanding of the registrant's common stock as of May 11, 1998 was 32,195,220.


                           SCHEIN PHARMACEUTICAL, INC.
                                      INDEX
Part I.    FINANCIAL INFORMATION                                                          PAGE


        Item 1.   Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance  Sheets as of December 27, 1997
                  and March 28, 1998.........................................................3

                  Condensed Consolidated Statements of Operations  for the three months ended March 29, 1997 and March 28, 1998............................ 4

                  Condensed Consolidated  Statements of Cash Flows for the three months ended March 29, 1997 and March 28, 1998............................ 5

                  Notes to Condensed Consolidated Financial Statements...................... 6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.................................................. 9


Part II.  OTHER INFORMATION

        Item 2.   Changes in Securities and Use of Proceeds.................................12

        Item 4.   Submission of Matters to a Vote of Security Holders.......................12

        Item 6.   Exhibits and Reports on Form 8-K..........................................12


SIGNATURES..................................................................................13


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                              December 27,               March 28,
                                                                                  1997                      1998
                                                                           --------------------    ----------------------
                                           Assets                                                       (unaudited)
                                           ------
Current Assets:
   Cash and cash equivalents...............................................    $         804             $      1,203
      Accounts receivable, less allowance for possible losses of
         $2,260 and $2,145.................................................           88,781                   82,788
      Inventories..........................................................          119,142                  135,090
      Other current assets.................................................           14,035                   14,644
                                                                                ---------------          -------------
            Total Current Assets...........................................          222,762                  233,725
Property, Plant and Equipment, net.........................................          110,432                  110,087
Product Rights, Licenses and Regulatory Approvals, net.....................           86,564                   93,732
Goodwill, net                                                                         98,366                   97,283
Other Assets                                                                          16,002                   20,519
                                                                                ===============          =============
                                                                               $     534,126             $    555,346
                                                                                ===============          =============


                            Liabilities and Stockholders' Equity
                            ------------------------------------

Current Liabilities:
      Accounts payable and accrued expenses................................    $      81,478             $     82,361
      Income taxes.........................................................           11,595                   19,422
      Revolving credit and current maturities of long-term debt............           56,440                   67,800
                                                                                ---------------          -------------
            Total Current Liabilities......................................          149,513                  169,583
Long-Term Debt, less current maturities....................................          198,705                  191,435
Other Non-Current Liabilities..............................................           46,193                   45,402
Commitments and Contingencies
Stockholders' Equity:
      Common stock, $.01 par value; 100,000 authorized shares; issued and outstanding 28,693 shares at December 27, 1997
         and March 28, 1998................................................              287                      287
      Additional paid-in capital...........................................           38,494                   38,494
      Retained earnings....................................................           99,483                  108,605
      Accumulated other comprehensive income...............................            1,502                    1,540
       Other                                                                             (51)                      --
 ..............................................................................
                                                                                -------------------      -------------
            Total Stockholders' Equity........................................       139,715                  148,926
                                                                                -------------------      -------------
                                                                               $     534,126             $    555,346
                                                                                ===================      =============

     See accompanying notes to condensed consolidated financial statements.


                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)

                                                                                                  Three Months Ended
                                                                                     ---------------------------------------------
                                                                                           March 29,                   March 28,
                                                                                              1997                        1998
                                                                                     ---------------------        ----------------
Net Revenues....................................................................    $          131,839           $        146,678
Cost of Sales...................................................................                87,117                     94,793
                                                                                  ---------------------        -------------------

           Gross profit.........................................................                44,722                     51,885
Costs and Expenses:
           Selling, general and administrative..................................                19,942                     21,572
           Research and development.............................................                 6,744                      7,147
           Amortization of goodwill and other intangibles.......................                 2,550                      2,574
                                                                                  ---------------------         ------------------
 .....
Operating Income................................................................                15,486                     20,592
           Interest expense, net................................................                 6,884                      5,992
           Other expenses (income), net.........................................                 1,094                     (1,522)
                                                                                  ---------------------         ------------------

Income Before Provision for Income Taxes........................................                 7,508                     16,122
Provision for Income Taxes......................................................                 3,625                      7,000
                                                                                  ---------------------        -------------------

Net Income......................................................................    $            3,883           $          9,122
                                                                                  =====================        ===================



Basic and Diluted Earnings Per Share............................................    $             0.14           $           0.32
                                                                                  =====================        ===================

Weighted Average Common Shares and Equivalents..................................                28,755                     28,819
                                                                                  =====================        ===================


     See accompanying notes to condensed consolidated financial statements.


                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                             Three Months Ended
                                                                                    -------------------------------------
                                                                                       March 29,            March 28,
                                                                                          1997                 1998
                                                                                    -----------------     ---------------
Cash flows from operating activities:
   Operating activities:
   Net income................................................................... $          3,883        $     9,122
     Depreciation and amortization..............................................            7,109              6,357
     Deferred income tax benefit................................................             (677)              (938)
     Gain on sale of marketable securities......................................               --             (2,796)
     Other......................................................................            1,306              1,476
   Changes in assets and liabilities:
     Accounts receivable........................................................            3,793              5,793
     Inventories................................................................           (5,583)           (15,948)
     Prepaid expenses and other assets..........................................               86               (655)
     Accounts payable, income taxes, accrued expenses
         and other liabilities..................................................            5,738              8,710
                                                                                 -----------------     --------------
Net cash provided by operating activities.......................................           15,655             11,121
                                                                                 -----------------     --------------

Cash flows from investing activities:
     Capital expenditures, net..................................................           (2,641)            (2,808)
     Product rights and licenses................................................               --             (8,766)
     Investment in Cheminor Drugs Ltd...........................................               --             (6,234)
     Proceeds from the sale of marketable securities............................               --              4,107
     Other, net.................................................................              (82)              (609)
                                                                                 -----------------     --------------

Net cash used in investing activities...........................................           (2,723)           (14,310)

Cash flows from financing activities:
     Principal payments on, or repayments of, debt..............................          (53,021)           (50,025)
     Proceeds from issuance of debt.............................................           39,000             54,115
     Increase in other non-current assets.......................................               --               (502)
                                                                                 -----------------     --------------
Net cash provided by (used in) financing activities.............................          (14,021)             3,588
                                                                                 -----------------     --------------

Net increase (decrease) in cash and cash equivalents............................           (1,089)               399
Cash and cash equivalents, beginning of period..................................            2,139                804
                                                                                 -----------------     --------------

Cash and cash equivalents, end of period........................................  $         1,050       $      1,203
                                                                                 =================     ==============


     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1--SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and cash flows for the three month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 26, 1998. For further information refer to the consolidated financial statements and footnotes thereto for the 1997 fiscal year incorporated by reference in the Company's Registration Statement on Form S-1 dated April 8, 1998.

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is the same as the basic amounts for all periods presented. The assumed exercise of stock options could potentially dilute earnings per share amounts in the future.


NOTE 2--INVENTORIES

Inventories are summarized as follows:

                                                              December 27,       March 28,
                                                                  1997              1998
                                                             -------------    -------------
                                                                    (In thousands)
Finished products......................................      $    45,568      $   44,474
Work-in-process........................................           33,160          44,822
Raw materials and supplies.............................           40,414          45,794
                                                             =============    =============
                                                              $  119,142       $ 135,090
                                                             =============    =============


NOTE 3--STRATEGIC ALLIANCES

In February 1998, the Company entered into a strategic alliance agreement with Cheminor Drugs Limited and its subsidiaries ("Cheminor") and Dr. Reddy's Laboratories Limited and its subsidiaries ("Reddy"). Pursuant to the agreement, Cheminor will make available to the Company its present and future dosage form generic products on an exclusive basis in the United States and certain other countries, and the Company will make available to Cheminor and Reddy its present and future products on an exclusive basis for sale in India and certain other countries. Cheminor and Reddy will make available to the Company bulk active pharmaceutical ingredients. As part of the arrangement, the Company purchased 2 million shares of Cheminor (12.79% of the currently outstanding shares of Cheminor)and other rights for $10 million, of which $6.2 million represents the fair value of the stock and $3.8 million represents product rights. Under certain circumstances the Company has the right and/or the obligation to purchase an additional 1 million shares for $5 million. Cheminor has the right to make fair market value purchases of the Company's common stock; the purchase price may be payable from profits otherwise due Cheminor from the alliance. Each party will also be entitled to representation on the other company's board of directors consistent with its equity interest.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 4--COMPREHENSIVE INCOME

Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings for the periods indicated were as follows:


                                                                                      Three Months Ended
                                                                             -------------------------------------
                                                                             March 29, 1997         March 28, 1998
                                                                             --------------        ---------------
                                                                                       (In thousands)
Net Income............................................................         $      3,883        $    9,122
                                                                               -------------       ------------

Other Comprehensive Income, net of tax:
      Foreign currency translation adjustments........................                   27               (34)
      Unrealized holding gains arising during period..................                5,028             1,736
      Less:  Reclassification adjustment for gains
                     included in net income...........................                                 (1,664)
                                                                               -------------       ------------
Other Comprehensive Income............................................                5,055                38
                                                                               -------------       ------------

Comprehensive Income..................................................         $      8,938        $    9,160
                                                                               =============       ============


Components of accumulated other comprehensive income, included in the Company's balance sheet, are as follows:


                                                                           December 27, 1997         March 28, 1998
                                                                           -----------------         ---------------
                                                                                        (In thousands)
Unrealized gains on marketable securities...............................       $     2,286        $         2,358
Cumulative foreign currency translation adjustment                                    (784)                  (818)
                                                                                ------------       ---------------
                                                                               $     1,502        $         1,540
                                                                                ============       ===============


                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 5--SUBSEQUENT EVENTS

On March 31, 1998, the Company entered into an agreement with Elan Corporation plc covering several products in various stages of development in the areas of oral sustained-release and transdermal products. Under the agreement, the Company is obligated to pay $14 million in development and license fees, and additional development and license fees based on achievement of certain milestones.

On April 9, 1998, the Company consummated an initial public offering of 3.45 million shares of common stock which generated net proceeds of approximately $53 million. The majority of the proceeds of the offering were used to retire $50 million of the Company's senior floating rate notes. This will result in an extraordinary charge of approximately $2 million, net of taxes, for the early extinguishment of debt in the second quarter of 1998. This extraordinary item is for the writeoff of non-cash deferred fees and costs associated with the reacquisition of the notes.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. These forward looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward looking statements. Some important factors which may cause results to differ include: the difficulty of predicting FDA approvals, the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation (including without limitation patent challenges) and regulatory matters, and fluctuations in operating results. Other important factors that may cause actual results to differ materially from the forward looking statements are discussed in the "Risk Factors" and "Management's Discussion & Analysis of Financial Condition and Results of Operations" sections of the Company's prospectus dated April 8, 1998, which is on file with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1.


Results of Operations:

Three Months Ended March 28, 1998 Compared to Three Months Ended March 29, 1997

The following table sets forth comparisons of net product revenues and settlement revenues for each of the periods shown:


                                                                                             Three Months Ended
                                                                                   ---------------------------------------
                                                                                      March 29,           March 28, 1998
                                                                                         1997
                                                                                   -----------------     -----------------
                                                                                               (In millions)
                                                                                                (unaudited)
Product revenues................................................................     $    106.8            $     116.7
Patent reviews:  settlement revenues............................................           25.0                   30.0
                                                                                   --------------        ---------------
      Total net revenues........................................................     $    131.8            $     146.7
                                                                                   ==============         ==============



Net revenues for the first three months of 1998 increased $14.9 million, or 11.3%, from $131.8 million in 1997 to $146.7 million in 1998. Product revenues increased $9.9 million and settlement revenues increased $5.0 million. The increase in product revenues is attributable to volume increases of $13.7 million partially offset by price erosion of $3.8 million. New generic products that contributed to increased revenues of $14.0 million were methylphenidate, ketoprofen ER (both launched in the fourth quarter of 1997) and ranitidine (launched during the later part of the first quarter of 1998). Settlement revenues in 1997 and 1998 reflects funds received from a pharmaceutical company pursuant to an agreement reached with the company in 1994. Under the agreement the Company received a final payment of $30 million in the first quarter of 1998, half of which was paid to the Company's consultant. In addition to the amounts paid to the consultant, the Company incurs substantial other costs related to its patent review activities as part of its overall product development activities.

Gross profit increased $7.2 million in the first quarter of 1998, or 16.0%, from $44.7 million in 1997 to $51.9 million in 1998. The gross margin improved from 33.9% in the 1997 interim period to 35.4% in the 1998 period. The increase in gross profit was principally the result of the volume increases and the increase in settlement revenues, partially offset by price erosion.

Selling, general and administrative expenses increased $1.7 million, or 8.2%, from $19.9 million in 1997 to $21.6 million in 1998. Selling, general and administrative expenses as a percent of net revenues decreased from 15.1% in 1997 to 14.7% in 1998. The increase in selling, general and administrative expenses was due primarily to an increase in brand selling and marketing expenses. The Company has begun expanding its brand sales and marketing efforts to target use of INFeD(R) in the oncology community for the treatment of cancer patients who are anemic and iron deficient. The expansion is also in preparation for the launch into the renal care market of Ferrlecit(R), which has been submitted to the FDA. Ultimately, the Company expects to increase its branded sales force by about 50% to a total of approximately 30 representatives.

Research and development expenses increased $0.4 million, or 6.0%, from $6.7 million in 1997 to $7.1 million in 1998, as a result of general increases in research and development activities. During the first quarter of 1998, the Company and its alliance partners received seven ANDA approvals from the FDA.

Amortization of goodwill and other intangibles was unchanged from the comparable period in 1997.

As a result of the factors discussed above, operating income increased $5.1 million, or 33.0%, from $15.5 million in 1997 to $20.6 million in 1998.

Interest expense, net, decreased $0.9 million, or 13.0%, from $6.9 million in 1997 to $6.0 million in 1998 principally due to lower debt levels and lower borrowing rates as higher cost subordinated debt was exchanged for lower cost senior floating rate notes in December 1997.

Other expenses (income), net, changed by $2.6 million from an expense of $1.1 million in 1997 to income of $1.5 million in 1998 and was due primarily to gains on the sale of marketable securities of $2.8 million.

The Company's effective tax rate is higher than the statutory rate due to the effect of significant non-deductible expenses, which is largely comprised of amortization of intangibles. The effective tax rate decreased from 48.3% in 1997 to 43.4% in 1998, primarily as a result of higher income offsetting fixed non-deductible expenses.


Liquidity and Capital Resources

Net cash provided by operating activities was $11.1 million for the three months ended March 1998. The net cash provided by operating activities during 1998 was attributable to net income as adjusted for non-cash charges of $13.2 million, an increase in accounts payable and accrued expenses and a decrease in accounts receivable of $14.5 million, offset by an increase in inventories and prepaid expenses and other assets of $16.6 million.

Net cash used in investing activities was $14.3 million for the three months ended March 1998. Cash used in investing activities consisted of the investment in Cheminor of $6.2 million, payment for product rights and licenses of $8.8 million, and capital expenditures of $2.8 million, offset by the proceeds from sales of marketable securities of $4.1 million.

Net cash of $3.6 million provided by financing activities for the three months ended March 1998 was derived primarily from borrowings on the Company's line of credit reduced by the long term debt.

On April 9, 1998, the Company consummated an initial public offering of 3.45 million shares of common stock which generated net proceeds of approximately $53 million. The majority of the proceeds of the offering were used to repay $50 million of the Company's senior floating rate notes. This will result in an extraordinary charge in the second quarter of 1998 for the writeoff of non-cash deferred fees and the costs associated with the reacquisition of the notes amounting to approximately $2 million, net of taxes. It is anticipated that this will save the Company approximately $3.3 million in interest expense for the remainder of the current fiscal year.

The Company believes that cash generated from operations and existing credit facilities are sufficient to finance its current level of operations through the next twelve months. In the event that the Company makes any significant acquisitions, it may be required to obtain additional funds. There can be no assurance that such funds, if required, would be available or, if available, would be on terms acceptable to the Company.

PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 9, 1998, the Company consummated an initial public offering of its common stock, pursuant to Registration Statement No. 333-41413 (covering 3,450,000 shares sold by the Company) filed with and declared effective by the Securities and Exchange Commission on April 8, 1998. The managing underwriters were Cowen & Co., Bear Stearns & Co. Inc., and Smith Barney Inc. At the initial offering price of $17 per share, the common shares sold for an aggregate of $58.6 million with underwriters' discount and commissions of $4.1 million and other costs and expenses of approximately $1.5 million. Net proceeds to the Company, after deducting underwriters' discount and commissions and other costs and expenses of the offering, were approximately $53 million. Of the net proceeds to the Company, $50 million was used to retire a portion of Company's senior floating rate notes with the remainder used to reduce borrowings under its revolving credit agreement.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 20, 1998, prior to the Company's initial public offering, the Annual Meeting of the Stockholders of the Company was held in Florham Park, NJ. A quorum was present at the meeting and acting throughout. The following items were approved by all the shares represented at the meeting, which were a majority of the shares outstanding at that date:

           1.    Restatement of the Company's Certificate of Incorporation; and

           2. Election of the following individuals to the Board of Directors of the Company: Martin Sperber, Richard Goldberg (terms expiring in 1999), Dariush Ashrafi (term expiring in 2000), Paul Feuerman and David Ebsworth (terms expiring 2001).


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


           (a)     Exhibits
                   27 - Financial Data Schedule

           (b)     Reports on Form 8-K
                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Schein Pharmaceutical, Inc.
                           (Registrant)


                            By:  MARTIN SPERBER
                                 -------------------------------------------
                                 Martin Sperber
                                 Chairman of the Board,
                                 Chief Executive Officer and President
                                 (Principal Executive Officer)



                            By:  DARIUSH ASHRAFI
                                 -------------------------------------------
                                 Dariush Ashrafi
                                 Chief Financial Officer and
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)


Dated:  May 13, 1998