Form 10-Q
period 1998-06-27
SCHEIN PHARMACEUTICAL INC
filed 1998-08-11
CIK 948929

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------

                                    FORM 10-Q

                                   ----------


      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998


                         Commission file number 1-14019



                           SCHEIN PHARMACEUTICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                     11-2726505
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)


       100 CAMPUS DRIVE, FLORHAM PARK, NJ                           07932
    ----------------------------------------                  ------------------
    (Address of principal executive offices)                      (Zip Code)


                                  973-593-5500
                         -------------------------------
                         (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---


        The number of shares outstanding of the registrant's common stock as of July 30, 1998 was 32,412,561.

================================================================================

                           SCHEIN PHARMACEUTICAL, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
     Item 1.  Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of June 27,
                  1998 and December 27, 1997 ............................     3

                Condensed Consolidated Statements of Operations
                  for the three and six months ended June 27, 1998
                  and June 28, 1997 .....................................     4

                Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 27, 1998 and
                  June 28, 1997 .........................................     5

                Notes to Condensed Consolidated Financial Statements ....     6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...........     9


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K ..........................    12

SIGNATURES ..............................................................    13

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          June 27,  December 27,
                                                             1998        1997
                                                          ---------  -----------
                           ASSETS                        (unaudited)
Current assets:
  Cash and cash equivalents ............................  $    642    $    804
  Accounts receivable, less allowance for possible
    losses of $2,425 and $2,260 ........................    94,524      88,781
  Inventories ..........................................   143,557     119,142
  Other current assets .................................    17,592      14,035
                                                          --------    --------
       Total current assets ............................   256,315     222,762
Property, plant and equipment, net .....................   116,987     110,432
Product rights, licenses and regulatory approvals, net .   106,051      86,564
Goodwill, net ..........................................    96,593      98,366
Other assets ...........................................    15,232      16,002
                                                          --------    --------
                                                          $591,178    $534,126
                                                          ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ................  $ 98,479    $ 81,478
  Income taxes .........................................    14,369      11,595
  Revolving credit and current maturities of
    long-term debt .....................................    93,614      56,440
                                                          --------    --------
       Total current liabilities .......................   206,462     149,513
Long-term debt, less current maturities ................   134,166     198,705
Other non-current liabilities ..........................    43,642      46,193
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 100,000 authorized
    shares; issued and outstanding 32,299 shares at
    June 27, 1998 and 28,693 shares at December 27,
    1997 ...............................................       323         287
  Additional paid-in capital ...........................    93,456      38,494
  Retained earnings ....................................   113,388      99,483
  Accumulated other comprehensive income (loss) ........      (259)      1,502
  Other ................................................      --           (51)
                                                          --------    --------
       Total stockholders' equity ......................   206,908     139,715
                                                          --------    --------
                                                          $591,178    $534,126
                                                          ========    ========


     See accompanying notes to condensed consolidated financial statements.


                                 SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except earnings per share)
                                                  (unaudited)

                                                               Three Months Ended           Six Months Ended
                                                             ----------------------      ----------------------
                                                             June 27,      June 28,      June 27,      June 28,
                                                               1998          1997          1998          1997
                                                             --------      --------      --------      --------
Net revenues ............................................    $137,974      $114,441      $284,652      $246,280
Cost of sales ...........................................      91,821        77,873       186,614       164,990
                                                             --------      --------      --------      --------

    Gross profit ........................................      46,153        36,568        98,038        81,290
Costs and expenses:
    Selling, general and administrative .................      22,247        19,129        43,819        39,071
    Research and development ............................       7,054         7,434        14,201        14,178
    Amortization of goodwill and other intangibles ......       2,574         2,598         5,148         5,148
                                                             --------      --------      --------      --------

Operating income ........................................      14,278         7,407        34,870        22,893
    Interest expense, net ...............................       5,055         6,850        11,047        13,734
    Other expenses (income), net ........................        (620)       (1,077)       (2,142)           17
                                                             --------      --------      --------      --------

Income before provision for income taxes and
    extraordinary item ..................................       9,843         1,634        25,965         9,142
Provision for income taxes ..............................       3,400         1,315        10,400         4,940
                                                             --------      --------      --------      --------
Income before extraordinary item ........................       6,443           319        15,565         4,202
Extraordinary item: loss on early extinguishment of
    debt, net of income tax .............................      (1,660)         --          (1,660)         --
                                                             --------      --------      --------      --------

Net income ..............................................    $  4,783      $    319      $ 13,905      $  4,202
                                                             ========      ========      ========      ========

Earnings per share, basic:
    Income before extraordinary item ....................    $   0.20      $   0.01      $   0.52      $   0.15
    Extraordinary item ..................................       (0.05)         --           (0.06)         --
                                                             --------      --------      --------      --------
    Net income ..........................................    $   0.15      $   0.01      $   0.46      $   0.15
                                                             ========      ========      ========      ========

Earnings per share, diluted:
    Income before extraordinary item ....................    $   0.20      $   0.01      $   0.51      $   0.15
    Extraordinary item ..................................       (0.05)         --           (0.06)         --
                                                             --------      --------      --------      --------
    Net income ..........................................    $   0.15      $   0.01      $   0.45      $   0.15
                                                             ========      ========      ========      ========


Weighted average common shares and equivalents:
    Basic ...............................................      31,767        28,693        30,230        28,693
                                                             ========      ========      ========      ========
    Diluted .............................................      32,617        28,755        30,599        28,755
                                                             ========      ========      ========      ========


                    See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                            Six Months Ended
                                                         ----------------------
                                                          June 27,     June 28,
                                                           1998          1997
                                                         ---------    ---------
Cash flows from operating activities:
  Net income .........................................   $  13,905    $   4,202
  Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation and amortization ..................      13,092       13,299
      Deferred income taxes ..........................      (1,192)      (1,706)
      Gain on sale of marketable securities ..........      (3,196)      (1,729)
      Extraordinary item: loss on early
        extinguishment of debt, non-cash .............       1,160         --
      Other ..........................................       1,227        2,724
  Changes in assets and liabilities:
      Accounts receivable ............................      (5,908)       2,202
      Inventories ....................................     (24,415)       3,344
      Prepaid expenses and other assets ..............      (3,557)     (10,438)
      Accounts payable, income taxes, accrued
        expenses and other liabilities ...............       6,927        6,235
                                                         ---------    ---------
Net cash provided by (used in) operating activities ..      (1,957)      18,133
                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures ...............................     (13,585)      (5,216)
  Product rights and licenses ........................      (8,811)          30
  International investments ..........................      (6,464)        --
  Proceeds from the sale of marketable securities ....       4,604        2,184
  Other, net .........................................        (965)      (1,077)
                                                         ---------    ---------
Net cash used in investing activities ................     (25,221)      (4,079)
                                                         ---------    ---------

Cash flows from financing activities:
  Principal payments on, or repayments of, debt ......    (147,051)    (105,044)
  Proceeds from issuance of debt .....................     119,686       90,000
  Net proceeds from initial public offering ..........      52,450         --
  Proceeds from exercise of stock options ............       2,048         --
  Increase in other non-current assets ...............        (117)        --
                                                         ---------    ---------
Net cash provided by (used in) financing activities ..      27,016      (15,044)
                                                         ---------    ---------

Net decrease in cash and cash equivalents ............        (162)        (990)
Cash and cash equivalents, beginning of period .......         804        2,139
                                                         ---------    ---------

Cash and cash equivalents, end of period .............   $     642    $   1,149
                                                         =========    =========


     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1--SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim periods ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 26, 1998. For further information refer to the consolidated financial statements and footnotes thereto for the 1997 fiscal year included in the Company's Registration Statement on Form S-1 dated April 8, 1998.

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the assumed exercise of stock options using the treasury stock method that could potentially dilute earnings per share. The treasury stock method results in an increase in the number of weighted average common stock equivalents by 850,000 and 369,000 shares in the three month and six month periods ended June 27, 1998, respectively.


NOTE 2--INVENTORIES

Inventories are summarized as follows:

                                                    June 27,        December 27,
                                                      1998             1997
                                                    --------        -----------
                                                          (In thousands)

Finished products ............................      $ 44,951         $ 45,568
Work-in-process ..............................        46,906           33,160
Raw materials and supplies ...................        51,700           40,414
                                                    --------         --------
                                                    $143,557         $119,142
                                                    ========         ========

NOTE 3--STRATEGIC ALLIANCES

On March 31, 1998, the Company entered into an agreement with Elan Corporation plc covering several products in various stages of development in the areas of oral sustained-release and transdermal products. Under the agreement, the Company is obligated to pay $14 million in license fees through March 1999, which amount is included in accounts payable and accrued expenses. Additionally, the Company may be obligated to pay approximately $3.5 million in additional fees as and when certain milestones are achieved.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4--COMPREHENSIVE INCOME

Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's total comprehensive income (loss) for the periods indicated were as follows:

                                                Three Months Ended         Six Months Ended
                                               ---------------------     ---------------------
                                               June 27,     June 28,     June 27,     June 28,
                                                 1998         1997         1998         1997
                                               -------      -------      -------      -------
                                                  (In thousands)            (In thousands)

Net income .................................   $ 4,783      $   319      $13,905      $ 4,202
                                               -------      -------      -------      -------

Other comprehensive income, net of tax:
  Foreign currency translation adjustment ..      (373)        --           (407)          27
  Unrealized holding gains (losses) arising
    during period ..........................    (1,188)      (1,831)         548        3,197
  Less: reclassification adjustment for
        gains included in net income .......      (238)        --         (1,902)        --
                                               -------      -------      -------      -------
Other comprehensive income (loss) ..........    (1,799)      (1,831)      (1,761)       3,224
                                               -------      -------      -------      -------

Comprehensive income (loss) ................   $ 2,984      $(1,512)     $12,144      $ 7,426
                                               =======      =======      =======      =======

Components of accumulated other comprehensive income (loss), included in the Company's balance sheet, are as follows:

                                                         June 27,   December 27,
                                                           1998         1997
                                                         --------    ----------
                                                            (In thousands)

Unrealized gains on marketable securities ............   $   932      $ 2,286
Cumulative foreign currency translation adjustment ...    (1,191)        (784)
                                                         -------      -------
                                                         $  (259)     $ 1,502
                                                         =======      =======

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5--INITIAL PUBLIC OFFERING

On April 9, 1998, the Company consummated an initial public offering of 3.45 million shares of common stock which generated net proceeds of $52.5 million. The majority of the proceeds of the offering were used to retire $50 million of the Company's senior floating rate notes. This resulted in an extraordinary charge of $1.7 million, net of taxes, related to the early extinguishment of debt in the second quarter of 1998. This extraordinary item is comprised of a write-off of non-cash deferred financing fees as well as costs associated with the reacquisition of the notes.


NOTE 6--BORROWINGS

The Company's senior floating rate notes are fully and unconditionally guaranteed jointly and severally by each of the Company's domestic subsidiaries, each of which is wholly-owned by the Company. These subsidiaries sell all of their products to Schein Pharmaceutical, Inc., the parent company. Summarized financial information for these wholly-owned subsidiary guarantors (using the push-down method of accounting) is as follows:


                                                         June 27,   December 27,
                                                           1998        1997
                                                         --------   -----------
                                                            (In thousands)
Current assets:
  Inventory ..........................................   $ 99,563    $ 74,924
  Intercompany receivables ...........................     97,865     119,191
  Other current assets ...............................      4,963       4,197

Property, plant and equipment, net ...................    111,292     104,807
Product rights, licenses and regulatory approvals,
  goodwill, net and other assets .....................    171,116     178,548

Current liabilities ..................................    167,511     109,800
Deferred income taxes and other liabilities ..........     42,862      44,921
Long-term debt (pushed down) .........................    125,000     186,000



                                                           Six Months Ended
                                                         --------------------
                                                         June 27,    June 28,
                                                           1998        1997
                                                         --------    --------
                                                            (In thousands)

Net revenues .........................................   $240,965    $187,767
Gross profit .........................................     75,877      50,753
Operating income .....................................     24,507      15,955
Net income ...........................................      9,584       2,794

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. Such forward looking statements may be identified by such forward looking terms as expect, believe, may, anticipate, will or similar terms or variations thereof. These forward looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward looking statements. Some important factors which may cause results to differ include: the difficulty of predicting FDA approvals, the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation (including without limitation patent challenges) and regulatory matters, and fluctuations in operating results. Other important factors that may cause actual results to differ materially from the forward looking statements are discussed in the "Risk Factors" and "Management's Discussion & Analysis of Financial Condition and Results of Operations" sections of the Company's prospectus dated April 8, 1998, which is on file with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1. The Company assumes no duty to update any such forward looking statements, even if experience or future changes indicate that any such events or results may not be realized.

RESULTS OF OPERATIONS:

     The following table sets forth comparisons of product revenues and settlement revenues for each of the periods shown:


                                                         Three Months Ended                    Six Months Ended
                                                   ------------------------------     -----------------------------
                                                      June 27,        June 28,          June 27,        June 28,
                                                        1998            1997              1998            1997
                                                   ---------------  -------------     --------------  -------------
                                                           (In millions)                      (In millions)

Product revenues................................    $     138.0     $     114.4       $     254.7      $     221.3
Patent reviews:  settlement revenues............             --              --              30.0             25.0
                                                   --------------   -------------     --------------   -------------
     Total net revenues.........................    $     138.0     $     114.4       $     284.7      $     246.3
                                                   ==============   =============     ==============   =============




Net revenues for the second quarter of 1998 increased $23.6 million, or 20.6%, from $114.4 million in 1997 to $138.0 million in 1998. Net revenues for the six months of 1998 increased $38.4 million, or 15.6%, from $246.3 million in 1997 to $284.7 million in 1998.

Product revenues for the second quarter increased $23.6 million and for the six month period increased $33.4 million. The increase in product revenues in the second quarter is attributable to volume increases of $31.9 million partially offset by price erosion of $8.3 million. In the six month period volume increases were $45.6 million and were partially offset by price erosion of $12.2 million. New generic products launched in the past 12 months contributed revenues of $26.0 million in the second quarter and $41.4 million in the six month period. Methylphenidate and ketoprofen ER (both launched in the fourth quarter of 1997) represent the majority of these new product revenues.

Settlement revenues in 1997 and 1998 reflected in the six month period were funds received from a pharmaceutical company pursuant to an agreement reached with the company in 1994. Under the agreement the Company received a final payment of $30 million in the first quarter of 1998, half of which was paid to the Company's consultant. In addition to the amounts paid to the consultant, the Company incurs substantial other costs related to its patent review activities as part of its overall product development activities.

Gross profit for the second quarter increased $9.6 million, or 26.2%, from $36.6 million in 1997 to $46.2 million in 1998. Gross profit for the six month period increased $16.7 million, or 20.6%, from $81.3 million in 1997 to $98.0 million in 1998. The gross margin improved 1.5% from 32.0% in the second quarter 1997 to 33.5% in 1998 and in the six month period gross margin increased 1.4% from 33.0% in 1997 to 34.4% in 1998. The increase in gross profit was principally the result of the volume increases, improvement in the mix of products sold and an increase in settlement revenues, partially offset by price erosion.

Selling, general and administrative expenses for the second quarter increased $3.1 million, or 16.3%, from $19.1 million in 1997 to $22.2 million in 1998. Selling, general and administrative expenses for the six month period increased $4.7 million, or 12.2%, from $39.1 million in 1997 to $43.8 million in 1998. The increase in selling, general and administrative expenses was primarily due to higher brand selling and marketing expenses to support pre-launch activities for Ferrlecit(R) and certain generic marketing programs associated with new product launches.

Research and development expenses in the second quarter decreased $0.4 million, or 5.1%, from $7.4 million in 1997 to $7.0 million in 1998. Research and development expenses in the six month period of $14.2 million are equal to 1997. However, it is currently expected that research and development expenses for the full year may exceed 1997 levels.

Amortization of goodwill and other intangibles was unchanged from the comparable periods in 1997.

Operating income for the second quarter increased $6.9 million, or 92.8%, from $7.4 million in 1997 to $14.3 million in 1998. Operating income for the six month period increased $12.0 million, or 52.3%, from $22.9 million in 1997 to $34.9 million in 1998.

Interest expense, net, in the second quarter decreased $1.8 million, or 26.2%, from $6.9 million in 1997 to $5.1 million in 1998. Interest expense, net, in the six month period decreased $2.7 million, or 19.6%, from $13.7 million in 1997 to $11.0 million in 1998. In the second quarter the Company retired $50 million of senior floating rate notes with proceeds from its April 1998 initial public offering which resulted in interest expense savings of $0.9 million. Additional factors contributing to lower interest expense in the second quarter and six month period were lower overall debt levels, lower borrowing rates due to higher cost subordinated debt being exchanged for lower cost senior floating rate notes in December 1997 and lower interest rate spreads under the bank agreement.

Other expenses (income), net, in the second quarter changed by $0.5 million from an income of $1.1 million in 1997 to income of $0.6 million in 1998. Other income, net, in the six month period was $2.1 million in 1998. The change in other expenses (income), net, in the six month period is due to a gain on the divestiture of an international joint venture and higher gains on the sales of marketable securities in the 1998 period.

Extraordinary item of $1.7 million in the second quarter and six month period of 1998 related to the write-off of deferred financing fees in connection with the retirement of $50 million of the Company's senior floating rate notes with proceeds the Company received from its April 1998 initial public offering.

The Company's effective tax rate is impacted by the effect of significant non-deductible expenses, which are largely comprised of amortization of intangibles. The effective tax rate decreased from 80.4% in the second quarter of 1997 to 34.5% in 1998 and decreased for the six month period from 54.0% in 1997 to 40.0% in 1998, primarily as a result of higher income offsetting fixed non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

On April 9, 1998, the Company consummated an initial public offering of 3.45 million shares of common stock which generated net proceeds of $52.5 million. The majority of the proceeds of the offering were used to retire $50 million of the Company's senior floating rate notes.

Net cash used in operating activities was $2.0 million for the six months ended June 1998. The net cash used in operating activities during 1998 was attributable to net income as adjusted for the effects of non-cash items of $25.0 million, and an increase in accounts receivable, inventories and prepaid expenses and other assets of $33.9 million, partially offset by an increase in liabilities, excluding debt, of $6.9 million. The increase in inventories is primarily the result of a seasonal increase in raw materials as well as increases in work in process inventories.

Net cash used in investing activities was $25.2 million for the six months ended June 1998. Cash used in investing activities consisted of international investments of $6.5 million, product rights and licenses of $8.8 million, and capital expenditures of $13.6 million. Capital expenditures includes a $5.1 million purchase of land and a building located at the Company's Cherry Hill facility which was previously leased. In February 1998, the Company entered into a strategic alliance agreement with Cheminor Drugs Limited and its subsidiaries ("Cheminor") and Dr. Reddy's Laboratories Limited and its subsidiaries ("Reddy"). As part of the arrangement, the Company purchased 2 million shares of Cheminor (12.79% of the currently outstanding shares of Cheminor) and other rights for $10 million, of which $6.2 million represents the fair value of the stock and $3.8 million represents product rights. These cash outlays were partially offset by proceeds from the sale of marketable securities of $4.6 million.

Net cash of $27.0 million provided by financing activities for the six months ended June 1998 was derived primarily from net proceeds from the Company's initial public offering of $52.5 million, reduced by net repayments of debt of $27.4 million.

During the second quarter of 1998, a Qualified Public Offering Date occurred under the terms of the Restructuring Agreements which are described in the Company's prospectus dated April 8, 1998. As a consequence, Bayer Corporation's consent is no longer required in connection with the Company's taking certain actions relating to debt, dividends and distributions on Common Stock.

The Company currently believes that cash generated from operations and existing credit facilities are sufficient to finance its current level of operations through the next twelve months. In the event that the Company undertakes any acquisitions or any other commitments which require a material expenditure or outlay of cash or capital resources, it may be required to obtain additional funds. There can be no assurance that such funds, if required, would be available or, if available, would be on terms acceptable to the Company.

REGULATORY MATTERS

The Food and Drug Administration (FDA) recently completed an inspection of Steris Laboratories, Inc., the Company's subsidiary located in Phoenix, Arizona. The inspectional observations included deficiencies concerning manufacturing process validation and controls, some of which were noted in past inspections and cited in the previously reported warning letter Steris received early this year. In discussions with the FDA, Steris has been apprised that it has not yet satisfactorily addressed the FDA's concerns in these and certain other areas. Steris recently provided the FDA with its action plan to resolve validation and other open issues. The FDA may request modifications to the plan. One or more FDA inspections to evaluate Steris's performance of the plan are anticipated. The Company expects that it will incur certain incremental costs at the facility in the near term as it addresses the matters raised by the FDA and prepares for such inspections. During the course of the recent inspection, Steris voluntarily placed on distribution hold a number of smaller volume products pending completion of validation studies on the processes used to manufacture these products. These products represented approximately 2-3% of the Company's sales and gross profits for the last twelve months.

YEAR 2000 COMPLIANCE

Companies are anticipating that they may experience operational difficulties as a result of automated systems that utilize two digits rather than four digits to represent the applicable year. The Company's Year 2000 ("Y2K") compliance plan includes compliance verification of vendor supplied software used by the Company, modification and testing of internally supported applications, and remediation of non-compliant embedded technology utilized in computer, network, telecommunications, office and manufacturing equipment. The Company's plan also includes communication with its trading partners (customers and suppliers) to determine their readiness for Y2K compliance. The Company currently plans to complete its Y2K compliance for computer transaction-based applications in late 1998 or early 1999, and for equipment utilizing embedded technology in 1999. All costs associated with Y2K compliance are being expensed as incurred and are not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, there is uncertainty concerning the potential costs and effects associated with Y2K compliance. Thus, any Y2K compliance problems of the Company or its trading partners could possibly have a material effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
     27 - Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Schein Pharmaceutical, Inc.
                                     (Registrant)


                           By:    /s/  MARTIN SPERBER
                                 ---------------------------------
                                  Martin Sperber
                                  Chairman of the Board,
                                  Chief Executive Officer and
                                  President
                                  (Principal Executive Officer)



                           By:    /s/ DARIUSH ASHRAFI
                                  --------------------------------
                                   Dariush Ashrafi
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Dated: August 11, 1998