Form 10-Q
period 1998-09-26
SCHEIN PHARMACEUTICAL INC
filed 1998-11-10
CIK 948929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 26, 1998



                         Commission file number 1-14019


                           SCHEIN PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                     11-2726505
------------------------------------------------   -----------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
             organization)                                 Identification No.)

   100 Campus Drive, Florham Park, NJ                          07932
------------------------------------------------   -----------------------------
(Address of principal executive offices)                     (Zip Code)


                                  973-593-5500
                    ----------------------------------------
                         (Registrant's telephone number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ...X... No.......


      The number of shares outstanding of the registrant's common stock as of October 30, 1998 was 32,429,888.

                           SCHEIN PHARMACEUTICAL, INC.
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE


       Item 1.  Condensed Consolidated Financial Statements

                     Condensed   Consolidated   Balance  Sheets  as  of
                     September 26, 1998 and December 27, 1997                3

                     Condensed  Consolidated  Statements  of Operations
                     for the three and nine months ended  September 26,
                     1998 and September 27, 1997                             4

                     Condensed  Consolidated  Statements  of Cash Flows
                     for the nine months ended  September  26, 1998 and
                     September 27, 1997                                      5

                     Notes   to   Condensed    Consolidated   Financial
                     Statements                                              6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12



Part II.  OTHER INFORMATION

       Item 1.        Legal Proceedings                                      18

       Item 6.        Exhibits and Reports on Form 8-K                       18




SIGNATURES                                                                   19

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)






                                                                                           September 26,         December 27,
                                                                                                1998                 1997

                                                                                         -------------------  -------------------
                                           Assets                                           (unaudited)
                                           ------

      Current assets:
           Cash and cash equivalents..................................................   $       10,512      $           804
           Accounts receivable, less allowance for possible losses of
              $2,491 and $2,260.......................................................           79,796                88,781
           Inventories................................................................          115,543               119,142
           Income taxes receivable, net...............................................           12,329                  --
           Other current assets.......................................................           13,125                14,035
                                                                                         ------------------   -----------------
                Total current assets..................................................          231,305               222,762
      Property, plant and equipment, net..............................................          111,711               110,432
      Product rights, licenses and regulatory approvals, net..........................          104,284                86,564
      Goodwill, net...................................................................              388                98,366
      Other assets....................................................................           16,922                16,002
                                                                                         ------------------   -----------------
                                                                                         $      464,610       $       534,126
                                                                                         ==================    ================



                            Liabilities and Stockholders' Equity
                            ------------------------------------

      Current liabilities:
           Accounts payable and accrued expenses......................................   $      100,141       $        81,478
           Income taxes payable.......................................................              --                 11,595
           Revolving credit and current maturities of long-term debt..................          106,095                56,440
                                                                                         ------------------   -----------------
                Total current liabilities.............................................          206,236               149,513
      Long-term debt, less current maturities.........................................          134,160               198,705
      Other non-current liabilities...................................................           45,077                46,193
      Commitments and contingencies
      Stockholders' equity:
           Common stock, $.01 par value;  100,000 authorized shares;  issued and outstanding 32,430 shares at September 26, 1998
              and 28,693 shares at December 27, 1997..................................              324                   287
           Additional paid-in capital.................................................           96,662                38,494
           Retained earnings (accumulated deficit)....................................          (17,432)               99,483
           Accumulated other comprehensive income (loss)..............................             (417)                1,502
             Other                                                                                   --                   (51)
                                                                                         ------------------   -----------------
                Total stockholders' equity............................................           79,137               139,715
                                                                                         ------------------    ----------------
                                                                                         $      464,610       $       534,126
                                                                                         ==================   =================



See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)

                                                                       Three Months Ended                    Nine Months Ended
                                                                  -------------------------------     ------------------------------
                                                                    Sept. 26,      Sept. 27,            Sept. 26,      Sept. 27,
                                                                       1998          1997                  1998          1997
                                                                  --------------- ---------------     --------------- --------------

   Net revenues..................................................  $   116,922       $107,549         $   401,574     $   353,829
   Cost of sales.................................................       78,069         75,572             264,683         240,562
                                                                  --------------- --------------      --------------- --------------


            Gross profit.........................................       38,853         31,977              136,891        113,267
   Costs and expenses:
            Selling, general and administrative..................       22,575         20,885               66,394         59,956
            Research and development.............................        7,571          8,676               21,772         22,854
            Amortization of goodwill and other intangibles.......        2,139          2,574                7,287          7,722
            Restructuring charge.................................      156,600             --              156,600             --
                                                                  --------------- --------------      --------------- --------------


   Operating income (loss).......................................     (150,032)          (158)            (115,162)        22,735
            Interest expense, net................................        4,777          6,722               15,824         20,456
            Other income, net....................................         (351)        (6,559)              (2,493)        (6,542)
                                                                  --------------- --------------      --------------- --------------

   Income (loss) before provision for income taxes and
             extraordinary item..................................     (154,458)          (321)            (128,493)         8,821
   Provision (benefit) for income taxes..........................      (23,638)           155              (13,238)         5,095
                                                                  --------------- --------------      --------------- --------------


   Income (loss) before extraordinary item.......................     (130,820)          (476)            (115,255)         3,726
   Extraordinary item: loss on early extinguishment of
            debt, net of income tax..............................           --             --               (1,660)            --
                                                                  --------------- --------------      --------------- --------------

   Net income (loss)............................................. $   (130,820)   $      (476)        $   (116,915)   $     3,726
                                                                  =============== ==============      =============== ==============


   Earnings (loss) per share, basic and diluted:
            Income (loss) before extraordinary item.............. $      (4.04)   $     (0.02)        $      (3.72)   $       0.13

            Extraordinary item...................................           --             --                (0.06)             --
                                                                  --------------- --------------      --------------- --------------
            Net income (loss).................................... $      (4.04)   $     (0.02)        $      (3.78)   $       0.13

                                                                  =============== ==============      =============== ==============



   Weighted average common shares and equivalents:                      32,401         28,693               30,954         28,755
                                                                  =============== ==============      =============== ==============


See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                                  Nine Months Ended
                                                                                    ------------------------------------------
                                                                                      September 26,          September 27,
                                                                                          1998                    1997
                                                                                    ------------------     -------------------

   Cash flows from operating activities:
      Net income (loss)............................................................ $      (116,915)       $          3,726
     Adjustments to reconcile net income (loss) to net
       cash flows from operating activities:
         Depreciation and amortization.............................................          19,105                  19,749
         Impairment of long lived assets, due to restructuring.....................         102,280                      --
         Inventory write-off, due to restructuring.................................          30,500                      --
         Deferred income taxes.....................................................           1,349                  (1,237)
         Gain on sale of marketable securities.....................................          (4,551)                 (9,883)
         Extraordinary item: loss on early extinguishment of debt, non-cash........           1,160                      --
         Other.....................................................................           3,743                   3,530
     Changes in operating assets and liabilities:
         Accounts receivable.......................................................           8,754                   4,167
         Inventories...............................................................         (26,901)                  7,254
         Prepaid expenses and other assets.........................................            (415)                    278
         Income taxes..............................................................         (22,780)                 (1,410)
         Accounts payable, accrued expenses and other liabilities..................           8,690                     897
                                                                                    ------------------     -------------------
   Net cash provided by operating activities.......................................           4,019                  27,071
                                                                                    ------------------     -------------------

   Cash flows from investing activities:
     Capital expenditures..........................................................         (19,612)                  (8,992)
     Product rights and licenses...................................................         (15,811)                      --
     International investments.....................................................          (6,838)                    (150)
     Proceeds from the sale of marketable securities...............................           6,607                   11,575
     Other, net....................................................................            (950)                  (1,188)
                                                                                    -------------------    -------------------

   Net cash provided by (used in) investing activities.............................         (36,604)                   1,245
                                                                                    ------------------     -------------------

   Cash flows from financing activities:
     Principal payments on, or repayments of, debt.................................        (169,890)                (143,067)
     Proceeds from issuance of debt................................................         155,000                  113,000
     Net proceeds from initial public offering.....................................          52,450                       --
     Proceeds from stock purchase plan and exercise of stock options...............           4,850                       --
     Increase in other non-current assets..........................................            (117)                      --
                                                                                    -------------------    -------------------
   Net cash provided by (used in) financing activities.............................          42,293                  (30,067)
                                                                                    ------------------     -------------------

   Net increase (decrease) in cash and cash equivalents............................           9,708                   (1,751)
   Cash and cash equivalents, beginning of period..................................             804                    2,139
                                                                                    -------------------    -------------------

   Cash and cash equivalents, end of period........................................ $        10,512        $             388
                                                                                    ==================     ===================



See accompanying notes to condensed consolidated financial statements.

NOTE 1--SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and the restructuring charge described in Note
7) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim periods ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 26, 1998. For further information refer to the consolidated financial statements and footnotes thereto for the 1997 fiscal year included in the Company's Registration Statement on Form S-1 dated April 8, 1998.

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the assumed exercise of stock options using the treasury stock method that could potentially dilute earnings per share. In the three month and nine month periods ended September 26, 1998, and in the quarter ended September 27, 1997, there were no differences between basic and diluted loss per common share because the assumed exercise of stock options was anti-dilutive.


NOTE 2--INVENTORIES

Inventories are summarized as follows:



                                                                          September 26,            December 27,
                                                                              1998                      1997
                                                                        ------------------       -----------------
                                                                                      (In thousands)

     Finished products.............................................     $                        $        45,568
                                                                                   42,299
     Work-in-process...............................................                29,562                 33,160
     Raw materials and supplies....................................                43,682                 40,414
                                                                        ------------------       ------------------
                                                                        $         115,543        $       119,142
                                                                        ==================       ==================



NOTE 3--STRATEGIC ALLIANCES

On March 31, 1998, the Company entered into an agreement with Elan Corporation plc covering several products in various stages of development in the areas of oral sustained-release and transdermal products. Under the agreement, the Company is obligated to pay $14 million in license fees through March 1999, of which $7 million was paid in the third quarter of 1998, and $7 million was included in accounts payable and accrued expenses at September 1998. Additionally, the Company may be obligated to pay approximately $3.5 million in additional fees as and when certain milestones are achieved. Certain of these fees may be increased by up to $2 million or decreased by up to $0.5 million depending on whether certain other milestones are achieved.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4-- BORROWINGS

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


                                                                                   September 26,            December 27,
                                                                                       1998                     1997
                                                                                 ------------------       ------------------
                                                                                              (In thousands)

Current assets:
         Inventory..........................................................     $         68,323         $        74,924

         Intercompany receivables...........................................               85,383                 119,191
         Other current assets...............................................               16,663                   4,197

Property, plant and equipment, net..........................................              106,668                 104,807
Product rights, licenses and regulatory approvals, goodwill,
          net and other assets..............................................               70,822                 178,548

Current liabilities.........................................................              163,166                 109,800
Deferred income taxes and other liabilities.................................               44,331                  44,921
Long-term debt (pushed down)................................................              125,000                 186,000



                                                                                            Nine Months Ended
                                                                                 ------------------------------------------
                                                                                   September 26,          September 27,
                                                                                       1998                    1997
                                                                                 ------------------     -------------------
                                                                                              (In thousands)
Net revenues................................................................     $        339,452       $         269,764
Gross profit................................................................              102,121                  70,718
Operating income (loss).....................................................             (131,605)                 15,845
Net income (loss)...........................................................             (123,314)                  2,478



The Company has amended its revolving credit and term loan agreements with its bank group. This amendment provides for an increase in permissible investments and certain indebtedness. Additionally, it modified the minimum net worth requirement and adjusted certain required ratios (as defined therein) including leverage, fixed charge coverage and interest expense coverage. The amendment increased the future interest rate spread the Company will pay under the revolving credit and term loan agreements depending upon the Company's performance against leverage and interest expense ratios.

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


NOTE 6-- COMPREHENSIVE INCOME

Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company's total comprehensive income (loss) for the periods indicated were as follows:


                                                                Three Months Ended                Nine Months Ended
                                                           -----------------------------    -----------------------------
                                                            Sept. 26,        Sept. 27,        Sept. 26,       Sept. 27,
                                                               1998             1997            1998             1997
                                                           ------------     ------------    -------------    ------------
                                                                  (In thousands)                    (In thousands)

Net income (loss)....................................      $ (130,820)      $      (476)    $ (116,915)      $    3,726
                                                           -------------    -------------   --------------   -------------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment.........             534                --            127               27
     Unrealized holding gains arising during                      114             4,126            662            7,323
              period.................................
     Less: reclassification adjustment for gains
              included in net income.................            (806)           (5,880)        (2,708)          (5,880)
                                                           -------------    -------------   --------------   -------------
Other comprehensive income (loss)....................            (158)           (1,754)        (1,919)           1,470
                                                           -------------    -------------   --------------   -------------


Comprehensive income (loss)..........................      $ (130,978)      $    (2,230)    $ (118,834)      $    5,196
                                                           =============    =============   ==============   =============


Components of accumulated other comprehensive income (loss), included in the Company's balance sheets, are as follows:


                                                                           September 26,         December 27, 1997
                                                                               1998
                                                                         ------------------      ------------------
                                                                                      (In thousands)

     Unrealized gains on marketable securities.....................      $          240          $          2,286
     Cumulative foreign currency translation adjustment............                (657)                     (784)
                                                                         -----------------       ------------------

                                                                         $         (417)         $          1,502
                                                                         =================       ==================


                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7-- CONSENT DECREE AND RESTRUCTURING CHARGE

Food and Drug Administration Consent Decree

On September 10, 1998, the United States, on behalf of the Food and Drug Administration ("FDA"), based on actions it filed in federal court in the Southern District of New York on September 9 and in the District of Arizona on September 10, initiated seizures of drugs and drug related products manufactured by the Company's Steris Laboratories, Inc. ("Steris") subsidiary. The actions alleged certain instances in which the Steris facility was not operating in conformity with current Good Manufacturing Practices (known as "cGMP") regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris products.

On or about October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent decree filed in the District of Arizona (to which the New York action had been transferred). Under the terms of the consent decree, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, programs, and controls comply with cGMP regulations. The consent decree also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and Corrective Action Plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. In addition, Steris will be destroying certain inventory valued at $30.5 million. Steris posted a bond in the amount of $6 million to secure certain obligations under the consent order.

As a result of the consent decree, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures under the consent decree, products that it will seek to manufacture once it satisfies all conditions under the consent decree, and products it currently has decided not to manufacture. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from the Company or that are particularly significant to the Company.

The Steris facility accounted for approximately 40% of the Company's net sales and 50% of gross profits for the first six months of 1998. The Company resumed shipments of INFeD(R), its branded injectable iron product, from existing inventory on October 30, 1998. Steris intends to resume production of INFeD(R) in the coming weeks and other products starting in the first quarter of 1999. The Steris products the Company has decided not to manufacture in the near term contributed approximately $65 million in revenue in the 12-month period ended June 1998.

During the 30 days following the signing of the consent agreement, Steris will continue and expand the records review and product-testing program it initiated earlier in 1998, which includes oversight by independent expert consultants. Based on the findings of this program to date and other commitments under the consent agreement, Steris has initiated a number of recalls and will institute other recalls, if warranted.

The consent decree has been filed as an exhibit to the Company's report on Form 8-K, dated October 27, 1998, and the foregoing description of the consent decree is qualified in its entirety by reference to the full and complete terms of the consent decree.

Restructuring Charge

As a result of the actions taken by the FDA and the consent agreement reached, the Company recorded a restructuring charge of $132.4 million, net of tax benefit, in the third quarter. The detail of this restructuring charge is as follows (in millions):



Asset impairments:
    Goodwill write-off............................................     $         95.5
    Inventory write-off...........................................               30.5
    Fixed asset impairment........................................                6.8
                                                                       ---------------
                                                                                132.8
                                                                       ---------------
Restructuring costs:
    Regulatory and compliance related costs.......................               10.1
    Temporary manufacturing shutdown costs........................                5.3
    Severance and consolidation of distribution operations........                4.4
    Recalls and related expenses..................................                2.0
    Other costs and expenses......................................                2.0
                                                                        ---------------
                                                                                 23.8
                                                                        ---------------

               Total write-offs and charges.......................              156.6

               Income tax benefit.................................              (24.2)
                                                                       ---------------

                                                                       $        132.4
                                                                       ===============


The long-term asset write-offs were recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result of the FDA consent agreement and the Company's decision not to manufacture certain Steris products, the Company's approach to manufacturing and marketing products for the institutional market required reevaluation. As a part of its evaluation, management reviewed the carrying value of the goodwill associated with Marsam, which like Steris, manufactures and markets generic injectable prescription drugs for the institutional market. Based on an analysis of projected discounted cash flows from operating income, management determined the amount of the write-off of goodwill.

Regulatory and compliance related costs consist primarily of costs related to products the Company will no longer manufacture and validation testing of products in the market. Severance costs relate primarily to the reduction in work force of approximately 350 employees at the Company's Steris facility. As of September 26, 1998, $7.3 million has been charged against the restructuring reserve of $23.8 million established in the third quarter of 1998. The Company expects to record an additional restructuring charge of approximately $3 million, net of tax benefit, in the fourth quarter.

NOTE 8--LEGAL PROCEEDINGS

In September and October 1998, following the commencement of the seizure action by the FDA, six substantially similar complaints were filed in federal court in the District of New Jersey against the Company, its Chairman and Chief Executive Officer, its Chief Financial Officer and, in certain actions, one or more of the following: the Company's Senior Vice President of Technical Operations, General Counsel and three underwriters of the Company's April 9, 1998 initial public offering (the "Offering"). Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering and allege that defendants violated the Securities Act of 1933 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility. Plaintiffs on behalf of the purported class seek damages, recission and/or recissionary damages under the provisions of the Securities Act of 1933. The Company's time to move or answer with respect to the complaints has in general been extended until after the appointment of lead plaintiff and lead counsel and the filing by plaintiffs of any amended pleading. The Company intends to defend itself vigorously against these actions.

As reflected in the Company's Registration Statement dated April 8, 1998, in one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorneys fees to the patent holder and its licensee. The Company has been informed that the fees sought will be approximately $3 million, subject to final determination by the Court. The Company intends to appeal this decision.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. Such forward looking statements may be identified by such forward looking terms as expect, believe, may, anticipate, will or similar terms or variations thereof. These forward looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward looking statements. Some important factors which may cause results to differ include: the difficulty of predicting Food and Drug Administration ("FDA") approvals, uncertainties associated with implementation of the terms and conditions of the consent decree affecting the Company's Steris Laboratories, Inc. ("Steris") facility, the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation (including without limitation patent challenges) and regulatory matters, and fluctuations in operating results. Other important factors that may cause actual results to differ materially from the forward looking statements are discussed in the "Risk Factors" and "Management's Discussion & Analysis of Financial Condition and Results of Operations" sections of the Company's prospectus dated April 8, 1998, which is on file with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1. The Company assumes no duty to update any such forward looking statements, even if experience or future changes indicate that any such events or results may not be realized.


Food and Drug Administration Consent Decree

On September 10, 1998, the United States, on behalf of the FDA, based on actions it filed in federal court in the Southern District of New York on September 9 and in the District of Arizona on September 10, initiated seizures of drugs and drug related products manufactured by Steris. The actions alleged certain instances in which the Steris facility was not operating in conformity with current Good Manufacturing Practices (known as "cGMP") regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris products.

On or about October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent decree filed in the District of Arizona (to which the New York action had been transferred). Under the terms of the consent decree, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, programs, and controls comply with cGMP regulations. The consent decree also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and Corrective Action Plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. In addition, Steris will be destroying certain inventory valued at $30.5 million. Steris posted a bond in the amount of $6 million to secure certain obligations under the consent order.

As a result of the consent decree, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures under the consent decree, products that it will seek to manufacture once it satisfies all conditions under the consent decree, and products it currently has decided not to manufacture. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from the Company or that are particularly significant to the Company.


The Steris facility accounted for approximately 40% of the Company's net sales and 50% of gross profits for the first six months of 1998. The Company resumed shipments of INFeD(R), its branded injectable iron product, from existing inventory on October 30, 1998. Steris intends to resume production of INFeD(R) in the coming weeks and other products starting in the first quarter of 1999. The Steris products the Company has decided not to manufacture in the near term contributed approximately $65 million in revenue in the 12-month period ended June 1998.

During the 30 days following the signing of the consent agreement, Steris will continue and expand the records review and product-testing program it initiated earlier in 1998, which includes oversight by independent expert consultants. Based on the findings of this program to date and other commitments under the consent agreement, Steris has initiated a number of recalls and will institute other recalls, if warranted.

The consent decree has been filed as an exhibit to the Company's report on Form 8-K, dated October 27, 1998, and the foregoing description of the consent decree is qualified in its entirety by reference to the full and complete terms of the consent decree.

Restructuring Charge

As a result of the actions taken by the FDA and the consent agreement reached, the Company recorded a restructuring charge of $132.4 million, net of tax benefit, in the third quarter. The detail of this restructuring charge is as follows (in millions):


Asset impairments:
    Goodwill write-off............................................     $         95.5
    Inventory write-off...........................................               30.5
    Fixed asset impairment........................................                6.8
                                                                       ---------------
                                                                                132.8
                                                                       ---------------
Restructuring costs:
    Regulatory and compliance related costs.......................               10.1
    Temporary manufacturing shutdown costs........................                5.3
    Severance and consolidation of distribution operations........                4.4
    Recalls and related expenses..................................                2.0
    Other costs and expenses......................................                2.0
                                                                        ---------------
                                                                                 23.8
                                                                        ---------------

               Total write-offs and charges.......................              156.6

               Income tax benefit.................................              (24.2)
                                                                       ---------------

                                                                       $        132.4
                                                                       ===============


The long-term asset write-offs were recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result of the FDA consent agreement and the Company's decision not to manufacture certain Steris products, the Company's approach to manufacturing and marketing products for the institutional market required reevaluation. As a part of the evaluation, management reviewed the carrying value of the goodwill associated with Marsam, which like Steris, manufactures and markets generic injectable prescription drugs for the institutional market. Based on an analysis of projected discounted cash flows from operating income, management determined the amount of the write-off of goodwill.

Regulatory and compliance related costs consist primarily of costs related to products the Company will no longer manufacture and validation testing of products in the market. Severance costs relate primarily to the reduction in work force of approximately 350 employees at the Company's Steris facility. As of September 26, 1998, $7.3 million has been charged against the restructuring reserve of $23.8 million established in the third quarter of 1998. The Company expects to record an additional restructuring charge of approximately $3 million, net of tax benefit, in the fourth quarter.

Steris expects to experience incremental operating costs due to ongoing compliance requirements and quality assurance programs initiated in part as a result of the FDA action. The Company will seek to mitigate the impact of these costs through savings achieved by significantly streamlining operations.


Results of Operations

Results for the third quarter and nine months ended 1998 were impacted by the FDA seizure and related restructuring charge described above.

The following table sets forth comparisons of product revenues and settlement revenues for each of the periods shown:



                                                              Three Months Ended                    Nine Months Ended
                                                        -------------------------------       ------------------------------
                                                          Sept. 26,        Sept. 27,            Sept. 26,       Sept. 27,
                                                             1998            1997                 1998            1997
                                                        ---------------  --------------       --------------  --------------
                                                                (In millions)                         (In millions)

     Product revenues................................   $         116.9  $        107.5       $       371.6   $       328.8
     Patent reviews:  settlement revenues............                --              --                30.0            25.0
                                                        ---------------  --------------       --------------  --------------
          Total net revenues.........................   $         116.9  $        107.5       $       401.6   $       353.8
                                                        ===============  ==============       ==============  ==============


Net revenues for the third quarter of 1998 increased $9.4 million, or 8.7%, from $107.5 million in 1997 to $116.9 million in 1998. Net revenues for the nine months ended 1998 increased $47.8 million, or 13.5%, from $353.8 million in 1997 to $401.6 million in 1998.

Product revenues for the third quarter increased $9.4 million and for the nine month period increased $42.8 million. The increase in product revenues in the third quarter is attributable to volume increases of $16.7 million partially offset by price erosion of $7.6 million. In the nine month period volume increases were $62.4 million and were partially offset by price erosion of $19.8 million. New generic products launched in the past 12 months contributed revenues of $31.2 million in the third quarter and $76.1 million in the nine month period. Methylphenidate and ketoprofen ER (both launched in the fourth quarter of 1997) represent the majority of these new product revenues.

Settlement revenues in 1997 and 1998 reflected in the nine month periods were funds received from a pharmaceutical company pursuant to an agreement reached with the company in 1994. Under the agreement the Company received a final payment of $30 million in the first quarter of 1998, half of which was paid to the Company's consultant. In addition to the amounts paid to the consultant, the Company incurs substantial other costs related to its patent review activities as part of its overall product development activities.

Gross profit for the third quarter increased $6.9 million, or 21.5%, from $32.0 million in 1997 to $38.9 million in 1998. Gross profit for the nine month period increased $23.6 million, or 20.9%, from $113.3 million in 1997 to $136.9 million in 1998. The gross margin improved 3.5% from 29.7% in the third quarter 1997 to 33.2% in 1998 and in the nine month period gross margin increased 2.1% from 32.0% in 1997 to 34.1% in 1998. The increase in gross profit was principally the result of volume increases, improvement in the mix of products sold and an increase in settlement revenues, partially offset by price erosion.

Selling, general and administrative expenses for the third quarter increased $1.7 million, or 8.1%, from $20.9 million in 1997 to $22.6 million in 1998. Selling, general and administrative expenses for the nine month period increased $6.4 million, or 10.7%, from $60.0 million in 1997 to $66.4 million in 1998. The increase in selling, general and administrative expenses was primarily due to higher brand selling and marketing expenses to support pre-launch activities for Ferrlecit(R) and certain generic marketing programs associated with new product launches.

Research and development expenses in the third quarter decreased $1.1 million, or 12.7%, from $8.7 million in 1997 to $7.6 million in 1998. Research and development expenses in the nine month period of $21.8 million are $1.1 million lower than last year's $22.9 million. However, it is currently expected that research and development expenses for the full year may exceed 1997 levels.

Amortization of goodwill and other intangibles was $0.4 million lower than the comparable periods in 1997.

A restructuring charge totaling $156.6 million ($132.4 million net of tax benefit) was recorded in the third quarter of 1998. This charge relates to specific decisions by the Company to reduce its work force, consolidate distribution operations and includes the non-cash write-off of goodwill, inventory, and impaired fixed assets, (see Restructuring Charge). Additionally, in connection with the restructuring, the Company expects to record a charge of approximately $5.0 million ($3.0 million net of tax benefit) in the fourth quarter of 1998. The work force reduction in non-manufacturing areas, the consolidation of distribution operations and the write-off of goodwill is expected to result in a reduction in operating expenses of approximately $10.0 million per year. However, this is expected to be partially offset by increased levels of spending in connection with the anticipated launch of Ferrlecit(R) in 1999.

Operating loss for the third quarter increased $149.9 million, from an operating loss of $0.1 million in 1997 to an operating loss of $150.0 million in 1998.
Operating loss for the nine month period increased $137.9 million from an operating income of $22.7 million in 1997 to an operating loss of $115.2 million in 1998. Excluding the impact of the restructuring charge, operating income increased $6.7 million for the third quarter to $6.6 million and for the nine months increased $18.7 million to $41.4 million.

Interest expense, net, in the third quarter decreased $1.9 million, or 28.9%, from $6.7 million in 1997 to $4.8 million in 1998. Interest expense, net, in the nine month period decreased $4.6 million, or 22.6%, from $20.5 million in 1997 to $15.9 million in 1998. In the second quarter the Company retired $50 million of senior floating rate notes with proceeds from its April 1998 initial public offering which resulted in interest expense savings of $1.2 million in the third quarter. Additional factors contributing to lower interest expense in the third quarter and nine month period were lower overall debt levels, lower borrowing rates due to higher cost subordinated debt being exchanged for lower cost senior floating rate notes in December 1997 and lower interest rate spreads under the bank agreement.

Other income, net, in the third quarter changed by $6.2 million from an income of $6.6 million in 1997 to income of $0.4 million in 1998. Other income, net, in the nine month period was $2.5 million in 1998 and $6.5 million in 1997. The change in other income, net, in the nine month period is due to lower gains on the sales of marketable securities in the 1998 period, offset by a gain on the divestiture of an international joint venture.

An extraordinary item of $1.7 million in the nine month period of 1998 related to the write-off of deferred financing fees in connection with the retirement of $50 million of the Company's senior floating rate notes with proceeds the Company received from its April 1998 initial public offering.

The Company's effective tax rate is impacted by the effect of significant non-deductible expenses, which are largely comprised of amortization of goodwill and in 1998 the write-off of the goodwill included in the restructuring charge. The effective tax rate was a 10% benefit for the nine month period of 1998, while the effective tax rate was 58% in 1997. The 1997 and 1998 effective tax rates reflect the amortization of goodwill and in 1998 the $95 million charge for the goodwill write-off with no corresponding tax benefit. Excluding the impact of the restructuring charge, the Company's 1998 effective tax rate was 26% for the third quarter and 39% for the nine month period.

Liquidity and Capital Resources

As a result of the actions taken by the FDA and the consent agreement reached, the Company recorded a restructuring charge of $156.6 million, which is described above. Of this amount, approximately $132.8 million consisted of non-cash write-offs. The remaining $23.8 million consisted of charges which have resulted or will result in cash outlays by the Company. It is expected that the cash outlays related to the restructuring charge will be disbursed by the end of 1999. The Company expects to realize tax benefits of $24.2 million as a result of the restructuring charge primarily through the utilization of net operating loss ("NOL") carrybacks. The benefits of the NOL carrybacks are largely expected to be collected in 1999. Accordingly, the net cash impact of the charge is not expected to be significant.

Net cash provided by operating activities was $4.0 million for the nine months ended September 1998. The net cash provided by operating activities during 1998 was attributable net income as adjusted for the effects of non-cash items of $36.7 million and changes in assets and liabilities totaling $32.7 million. The decrease in accounts receivable of $8.7 million was primarily the result of the absence of revenues from Steris manufactured products subsequent to the FDA action. Inventories increased from a seasonally low December inventory level by $26.9 million, as well as increases in work in process, offset by a non-cash write-off of $30.5 million related to the restructuring. The decrease in income taxes of $22.8 million reflects the effects of the income tax benefit related to the restructuring, partially offset by higher accrued expenses of $8.7 million also related to the restructuring.

Net cash used in investing activities was $36.6 million for the nine months ended September 1998. The net cash used in investing activities consisted primarily of capital expenditures of $19.6 million, the acquisition of product rights and licenses of $15.8 million and international investments of $6.8 million. Product rights and licenses and international investments consisted principally of $7.0 million paid in connection with a product development and supply agreement with Elan Corporation plc, $5.0 million under the trademark and distribution agreement related to Ferrlecit(R), and $10.0 million related to a strategic alliance agreement with Cheminor Drugs Limited and its subsidiaries and Dr. Reddy's Laboratories and its subsidiaries. These cash outlays were partially offset by proceeds from the sale of marketable securities of $6.6 million. The Company expects its 1999 capital expenditures to decline from its anticipated 1998 level.

Net cash of $42.3 million provided by financing activities for the nine months ended September 1998 was derived primarily from net proceeds from the Company's initial public offering of $52.5 million and proceeds from the stock purchase plan and the exercise of stock options of $4.9 million, offset by net repayments of debt of $14.9 million. At September 26, 1998, the Company had $10.5 million of cash, of which $9.1 million was used to make principal payments under its term loan agreement after the quarter end.

The Company has amended its revolving credit and term loan agreements with its bank group. This amendment provides for an increase in permissible investments and certain indebtedness. Additionally, it modified the minimum net worth requirement and adjusted certain required ratios (as defined therein) including leverage, fixed charge coverage and interest expense coverage. The amendment increased the future interest rate spread the Company will pay under the revolving credit and term loan agreements depending upon the Company's performance against leverage and interest expense ratios.

The Company believes that cash generated from its operations and the availability of $22 million under its revolving credit agreement as of September 1998 are sufficient to finance its current level of operations and currently contemplated capital expenditures through the next 12 months. In the event the Company makes any significant acquisitions, it may be required to raise additional funds, through the issuance of additional debt or equity securities. There can be no assurance that such funds, if required, would be available or, if available, would be on terms acceptable to the Company.

Year 2000 Compliance

Various organizations are anticipating that they may experience operational difficulties as a result of automated systems that utilize two digits rather than four digits to represent the applicable year. The Company's Year 2000
("Y2K") compliance plan includes compliance verification of vendor supplied software used by the Company, modification and testing of internally supported applications, and remediation of non-compliant embedded technology utilized in computer, network, telecommunications, office and manufacturing equipment. The Company's plan also includes communication with its trading partners (customers and suppliers) to determine their readiness for Y2K compliance. The Company currently plans to complete its Y2K compliance for computer transaction-based applications in late 1998 or early 1999, and for equipment utilizing embedded technology in 1999. A contingency plan to address Y2K related issues has not as yet been prepared; however, requisite contingency plans will be developed in 1999 to address reasonably likely worst case scenarios. All costs associated with Y2K compliance are being expensed as incurred and are not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, there is uncertainty concerning the potential costs and effects associated with Y2K compliance. Thus, if the Company is unsuccessful in identifying or fixing all Y2K problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, its results of operations or financial condition could be materially impacted.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

(a)      Securities Litigation

In September and October 1998, following the commencement of the seizure action by the FDA, six substantially similar complaints were filed in federal court in the District of New Jersey against the Company, its Chairman and Chief Executive Officer, its Chief Financial Officer and, in certain actions, one or more of the following: the Company's Senior Vice President of Technical Operations, General Counsel and three underwriters of the Company's April 9, 1998 initial public offering (the "Offering"). Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering and allege that defendants violated the Securities Act of 1933 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at its Steris Laboratories, Inc. facility. Plaintiffs on behalf of the purported class seek damages, recission and/or recissionary damages under the provisions of the Securities Act of 1933. The Company's time to move or answer with respect to the complaints has in general been extended until after the appointment of lead plaintiff and lead counsel and the filing by plaintiffs of any amended pleading. The Company intends to defend itself vigorously against these actions.


(b)      Food and Drug Administration Consent Decree

Reference is made to Note 7 of the notes to be condensed consolidated financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q for a discussion of the consent decree entered into on or about October 16, 1998 by and between Steris Laboratories, Inc. and certain of its officers and the United States Food and Drug Administration. The consent decree has been filed as an exhibit to the Company's report on Form 8-K, dated October 27, 1998.

(c)      Patent Litigation

As reflected in the Company's Registration Statement dated April 8, 1998, in one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorneys fees to the patent holder and its licensee. The Company has been informed that the fees sought will be approximately $3 million, subject to final determination by the Court. The Company intends to appeal this decision.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

         i)   Form 8-K        Steris  Laboratories,  Inc.  Seizure Action by the
                              FDA; Dated September 10, 1998

         ii)  Form 8-K        Work Force  Reduction at Steris  Laboratories  and
                              Class Action Securities Lawsuits;  Dated September
                              25, 1998

         iii) Form 8-K        Steris  Laboratories  Consent  Agreement with  the
                              FDA  and  Approximately   $135  Million
                              One-time After Tax Charge Expected in 1998;  Dated
                              October 27, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Schein Pharmaceutical, Inc.
                            (Registrant)


                           By:   /s/ Martin Sperber
                                ------------------------------------
                                Martin Sperber
                                Chairman of the Board,
                                Chief Executive Officer and
                                President
                               (Principal Executive Officer)



                           By:  /s/ Dariush Ashrafi
                               -------------------------------------
                               Dariush Ashrafi
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)


Dated:       November  10, 1998