Form 10-K
period 1998-12-26
SCHEIN PHARMACEUTICAL INC
filed 1999-03-26
CIK 948929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                       fiscal year ended December 26, 1998
                         Commission file number 1-14019

                           SCHEIN PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     11-2726505
----------------------------------------          ------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

  100 Campus Drive, Florham Park, NJ                           07932
----------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)

                                  973-593-5500
                        --------------------------------
                         (Registrant's telephone number)

      Securities registered pursuant              Name of each exchange on
      to Section 12(b) of the Act:                which registered:
      Title of each class
      Common Stock, Par Value $0.01               New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X        No
        ------           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $58,700,000 as of March 15, 1999 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, par value $.01, outstanding as of March 15, 1999, was 32,571,434.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (Proxy Statement) for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                           SCHEIN PHARMACEUTICAL, INC.
                                 FORM 10-K 1998

                                TABLE OF CONTENTS


                                                     PART I                                          Page
  ITEM 1.       Business                                                                              3
  ITEM 2.       Properties                                                                            20
  ITEM 3.       Legal Proceedings                                                                     20
  ITEM 4.       Submission of Matters to a Vote of Security Holders                                   21
  ITEM 4A.      Executive Officers of the Registrant                                                  21


                                                     PART II


  ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters                 22
  ITEM 6.       Selected Financial Data                                                               23
  ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of            24
                Operations
  ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk                            34
  ITEM 8.       Financial Statements and Supplementary Data                                           35
  ITEM 9.       Changes In and Disagreements with Accountants on Accounting and Financial             61
                Disclosure


                                                     PART III


  ITEM 10.      Directors and Executive Officers of the Registrant                                    62
  ITEM 11.      Executive Compensation                                                                62
  ITEM 12.      Security Ownership of Certain Beneficial Owners and Management                        62
  ITEM 13.      Certain Relationships and Related Transactions                                        62


                                                     PART IV


  ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      63


  Signatures                                                                                          67


                                     PART I


This Annual Report on Form 10-K contains forward-looking statements regarding the future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Other Factors Affecting Future Performance" below at pages 16 to 19.


ITEM 1. BUSINESS

General


Schein Pharmaceutical, Inc. (herein referred to as Schein or the Company), develops, manufactures and markets a broad line of generic products and has a significant branded business. The Schein product line includes both solid dosage and sterile dosage generic products, and the Company is also developing a line of specialty branded pharmaceuticals. The Company believes that its primary branded product INFeD(R) (INFeD) is the leading injectable iron product in the United States (U.S.) in terms of revenue. The Company intends to introduce its next generation injectable iron product, Ferrlecit(R) (Ferrlecit), in mid-1999. The Company has a substantial pipeline of products under development, and enhances its internal product development, manufacturing and marketing capabilities through strategic collaborations. The Company was founded in 1985, and was re-incorporated as a Delaware corporation in 1993. Schein operates manufacturing facilities in Arizona, Connecticut, New Jersey, New York and Puerto Rico.

The Company's generic product line includes approximately 73 chemical entities formulated in approximately 183 different dosages under approximately 120 Abbreviated New Drug Applications (ANDAs) approved by the U.S. Food and Drug Administration (FDA). The Company markets its generic products through a 90-person direct sales and marketing force. Through its customized marketing programs, the Company markets its products to approximately 60,000 customers, representing all major customer channels, including pharmaceutical wholesalers, chain and independent drug retailers, hospitals, managed care organizations, other group purchasing organizations and physicians.

Since introducing INFeD in 1992, the Company has been developing a portfolio of branded products, primarily in select therapeutic markets, such as iron management for the nephrology, oncology and gastroenterology markets. INFeD is used in the treatment of certain types of anemia, particularly in dialysis patients. The Company markets its branded products through a 40-person dedicated sales and marketing force, as well as through a co-marketing collaboration for INFeD with Bayer Corporation (Bayer) in the nephrology market. Following its approval by the FDA in February 1999, the Company added Ferrlecit, its next-generation iron product, to its branded product portfolio. Ferrlecit is an injectable iron compound that is indicated for the treatment of iron deficiency in chronic hemodialysis patients receiving supplemental erythropoietin (EPO) therapy.

The Company supplements its internal product development, manufacturing and marketing capabilities through strategic alliances. During 1994, Schein entered into a strategic alliance with Bayer, through which Bayer purchased a minority interest (then 28.3%) in Schein. Bayer currently participates with Schein in several collaborations. In 1995, the Company acquired Marsam Pharmaceuticals, Inc. (Marsam), expanding the Company's ability to develop and manufacture sterile penicillins and oral and sterile cephalosporins. In addition, the Company has entered into strategic collaborations involving product development arrangements with companies such as Makoff R&D Laboratories, Inc. (R&DL), Elan Corporation Plc (Elan) and Ethical Holdings Plc (Ethical); raw material supply arrangements with companies such as Johnson Matthey Inc. (Johnson Matthey), Cheminor Drugs Ltd. (Cheminor) and Abbott Laboratories (Abbott); and sales and marketing arrangements with Bayer and other companies.

FDA Consent Agreement


The development, manufacture, marketing and sale of pharmaceutical products is subject, among other things, to extensive Federal, state and local regulation. The Company must obtain approval from the FDA before marketing most drugs and must demonstrate continuing compliance with current Good Manufacturing Practices
(cGMP) regulations.

On September 10, 1998, the U.S., on behalf of the FDA, based on actions it filed in Federal court in the Southern District of New York on September 9, 1998 and the District of Arizona on September 10, 1998 initiated seizures of drugs and drug related products manufactured by Steris Laboratories, Inc. (Steris), a subsidiary of the Company. The action alleged certain instances in which the Steris facility, located in Phoenix, Arizona, was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris manufactured products.

On October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent agreement filed in the District of Arizona (to which the New York action had been transferred) (the FDA Consent Agreement). Under the terms of the FDA Consent Agreement, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The FDA Consent Agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and Corrective Action Plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. Steris has submitted to the FDA the Corrective Action Plan provided for under the FDA Consent Agreement and has begun implementation of that plan. The Company recorded a one-time restructuring charge of $161.2 million pretax, or $135.0 million, net of tax benefit, relating to the effects of the FDA Consent Agreement.

The Company resumed shipments of INFeD, its branded injectable iron product, from existing inventory on October 30, 1998. Newly manufactured lots of INFeD must undergo certification by independent experts and review by the FDA prior to commercial distribution. (See "Government Regulation-Regulatory Matters-FDA Consent Agreement", "Other Factors Affecting Future Performance-Dependence on Certain Existing Products", and "Management's Discussion and Analysis of Financial Condition and Results of Operations").



Industry Overview


In the U.S., pharmaceutical products are marketed as either branded or generic drugs. Branded products are marketed under brand names and through programs designed to attract physician and consumer loyalty. Branded drugs generally are covered by patents or other non-patent marketing exclusivities at the time of their market introduction, thereby resulting in periods of exclusivity. Following the expiration of these patents or marketing exclusivities, marketing of branded drugs often continues, particularly in cases where there is significant physician or consumer loyalty.

Generic pharmaceuticals (also known as "multi-source" or "off-patent" pharmaceuticals) are the chemical and therapeutic equivalents of branded drugs. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (Waxman-Hatch Act), generic drugs generally may be sold in the U.S. following
(i) FDA approval of an ANDA that includes evidence that the generic drug is bioequivalent to its branded counterpart and (ii) the expiration, invalidation or circumvention of any patents on the corresponding branded drug and the expiration of any other market exclusivity periods applicable to the branded drug.

Since the adoption of the Waxman-Hatch Act, generic pharmaceuticals have become an increasingly important segment of the U.S. pharmaceutical market, particularly when measured in terms of the increasing rate at which generic drugs have been substituted for branded drugs. In 1998, generic drugs reached 44% of the total drug prescriptions dispensed in the U.S. In terms of dollar sales, however, generic drugs have accounted for a much lower percentage of the total U.S. pharmaceutical market. Sales of generic drugs in 1998 accounted for approximately $8 billion out of a total U.S. prescription pharmaceutical market of approximately $94 billion.

The lower percentage of total dollar sales attributable to generic pharmaceuticals compared to the growth in the number of generic pharmaceutical prescriptions dispensed reflects the pricing dynamics for generic pharmaceuticals. As the number of commercially available generic competitors of a branded drug increases, their selling prices and gross margins decline substantially. Generic drugs are generally sold at a 20% to 80% discount from their branded counterparts. Intense price competition in the generic drug industry requires companies to introduce new generic drug products regularly in order to maintain and increase revenues.

Growth of the generic drug industry has been driven primarily by the dollar volume of branded drugs that have lost patent protection and the rising rate at which generic drugs have been substituted for branded drugs. Industry sources estimate that, during the next four years, branded drugs with 1997 U.S. sales of more than $14.0 billion will lose patent protection. The rising rate of generic substitution has resulted in large part from increasing pressure within the U.S. health care industry to contain costs. Due to the lower cost of generic drugs compared to their branded counterparts, third party payors, such as insurance companies, company health plans, health maintenance organizations, managed care organizations, pharmacy benefit managers, group purchasing organizations, government-based programs and others, have adopted policies that encourage or mandate generic substitution. In addition, physicians, pharmacists and consumers are becoming increasingly comfortable with the quality and therapeutic equivalence of generic drugs.

A significant portion of pharmaceuticals are distributed in the U.S. through wholesale drug distributors and major retail drug store chains. During the past several years, there has been a consolidation of these distribution channels, resulting in a smaller number of wholesale distributors and the emergence of fewer, larger regional and nationwide retail drug store chains. In addition to pressuring generic drug manufacturers to lower their prices and/or provide volume discounts, these customers have also been reducing the number of sources from which they purchase pharmaceutical products.

Participants in the generic drug market include independent generic drug manufacturers, such as the Company, generic drug subsidiaries of large branded pharmaceutical companies, and joint ventures and collaborations between branded pharmaceutical companies and generic drug manufacturers. The participation of branded pharmaceutical companies in the U.S. generic industry accelerated during the first half of the 1990s as pricing pressure and generic substitution grew. The extent to which the branded pharmaceutical companies will continue to participate in the generic drug industry segment cannot be predicted by the Company.



Products


The Company manufactures and markets a broad line of pharmaceutical products including both solid dosage and sterile dosage generic products and branded products. The Company manufactures and markets approximately 75 chemical entities in approximately 185 dosage forms and strengths under approximately 120 approved ANDAs. The Company also supplements its manufactured line with products from alliance partners and other generic manufacturers.


The following table sets forth the percentages of the Company's net revenues attributable to its generic and branded businesses:


                                                                      Years Ended December
                                                            -------------------------------------------
                                                              1998    1997     1996    1995     1994
                                                            -------------------------------------------
Generic business:
   Manufactured solid dosage and sterile dosage............     70%     66%      66%     65%      65%
   Purchased products......................................     11      13       15      18       19

                                                            -------------------------------------------
        Total generic......................................     81      79       81      83       84

Branded business:
   INFeD...................................................     19      21       19      17       16
                                                            ===========================================
        Total..............................................    100%    100%     100%    100%     100%
                                                            ===========================================

During the period from 1994 to 1998, the Company's percentage of net revenues from generic products declined from 84% to 81% while net revenues from brand products increased from 16% to 19% in the same period. The decline in generic product percentage reflects (i) INFeD sales rising faster than the Company's total net revenues, (ii) price erosion due to competitive pressures, (iii) discontinued products whereby the Company made a strategic decision to eliminate lower margin products (primarily purchased products), and (iv) a decline in net revenues of Steris manufactured products due to the FDA actions at Steris, offset by the introduction of newer products, primarily methylphenidate and ketoprofen ER, and other solid dosage volume increases. Brand net revenues as a percentage of the Company's total net revenues declined in 1998 due to the FDA action at Steris, the facility at which INFeD is manufactured.


Generic Products


The Company's generic business consists of the manufacturing and marketing of sterile and solid dosage products and the marketing of certain additional purchased products. The Company's manufactured solid dosage and sterile dosage product portfolio is comprised of approximately 73 products. Net revenues of the Company's generic manufactured products and generic products the Company purchases from other manufacturers accounted for 81% of the Company's total net revenues in 1998.

Key products that accounted for a significant portion of net revenues in 1998 were methylphenidate, which accounted for 9.8% of net revenues and ketoprofen ER, which accounted for 5.2% of net revenues. These two products were launched in the fourth quarter of 1997. Each of these launches represent generic products which required specialized development or manufacturing expertise. Methylphenidate, a controlled substance that is difficult to produce, is the generic equivalent of Ritalin(R) and is used in the treatment of attention deficit disorder. Although the branded product has been off patent for a number of years, there are currently four generic producers of methylphenidate, including Schein. Ketoprofen ER, a once-a-day non-steroidal anti-inflammatory drug developed using Elan's extended release technology, was introduced late in the fourth quarter of 1997 as the first generic equivalent to Oruvail(R), a branded product that has been off patent for a number of years.

Pursuant to a custom manufacturing agreement dated as of July 1, 1995, as amended, between Johnson Matthey and the Company, the Company has exclusive purchase and supply rights for bulk active methylphenidate hydrochloride produced by Johnson Matthey. The agreement terminates on December 31, 2005, with automatic renewals for additional successive three-year terms.

Pursuant to a product development, license and supply agreement dated as of August 16, 1994, as amended, between Elan and the Company, the Company has the right to package, market, sell and distribute ketoprofen ER in the U.S. under Elan's ANDA. The Company paid approximately $2.5 million in development and license fees pursuant to the agreement. Currently, the term of the agreement is 18 years or, if longer, for the life of Elan's patents. In 1998, the Company entered into an agreement with Elan covering several other products in various stages of development. Under the agreement, the Company is obligated to pay $15.0 million in license fees and may be obligated to pay approximately $3.5 million in additional fees as and when certain milestones are achieved. Certain of these fees may be increased by up to $2.0 million or decreased by up to $0.5 million depending on whether certain other milestones are achieved.

The Company supplements its manufactured product line with purchased products from other generic pharmaceutical manufacturers. Generally, the Company purchases products through purchase orders without formal arrangements or material long-term commitments. The gross margins received by the Company on these products are generally lower than the gross margins received by the Company on products that it manufactures. In addition, the Company believes its customers are increasingly seeking to purchase products directly from manufacturers. The percentage of the Company's total net revenues of generic products manufactured by others has declined from approximately 19% in 1994 to 11% in 1998.

Branded Products


In 1992, the Company introduced INFeD, its first branded product. Following its approval by the FDA in February 1999, the Company is preparing for the launch of Ferrlecit, its next-generation iron product, in mid-1999.

In 1998, INFeD accounted for approximately 19% of the Company's net revenues. INFeD is most commonly used in the U.S. to treat iron deficiency anemia in patients with end-stage renal disease (ESRD) who are receiving therapy with EPO. In addition to the nephrology market, the high incidence of iron deficiency anemia related to other medical conditions presents further opportunities for the Company to expand its existing INFeD sales and marketing capabilities. The Company is working to expand its branded pharmaceutical business through internal development and collaborative arrangements with other companies, with a particular view to applying its expertise in iron management into the nephrology, oncology and gastroenterology markets.

Iron Management Market. In recent years, there has been increasing focus on improving the quality of life of patients undergoing chronic disease therapy through, among other means, iron management. Hemoglobin, the oxygen carrying component of red blood cells, requires iron to function efficiently. In some cases, iron management requires the treatment of iron deficiency and, in other cases, the treatment of iron overload disorders. The Company is currently marketing and developing prescription products for the treatment of anemia in the dialysis and oncology markets, and seeks to market INFeD for the hematology and gastroenterology markets.

Nephrology Market. The nephrology market is currently the largest market for injectable iron and iron replacement products. Orally administered iron has historically been, and continues to be, the first form of treatment used by doctors to treat anemia in dialysis patients. Research has shown, however, that orally administered iron inadequately treats iron deficiency in dialysis patients and that injectable iron is more rapidly and directly absorbed in the body. The National Kidney Foundation's Dialysis Outcome Quality Improvement guidelines encourage more consistent use of injectable iron to supplement the use of oral iron in dialysis patients. Approximately 60% to 65% of dialysis patients are given injectable iron at least once a year. EPO therapy is currently used to treat approximately 92% of all dialysis patients. EPO allows patients to generate their own red blood cells, thus greatly reducing the need for blood transfusions. One of the effects of EPO treatment, however, is rapid mobilization of iron reserves and depletion of iron stores. The Company believes that certain studies indicate that INFeD can be used together with EPO to overcome this iron depletion effect. Accordingly, the use of EPO therapy has created a need for iron management techniques.

Oncology Markets. In the oncology market, which includes patients with cancer and cancer-related illnesses, anemia is a significant side effect of the disease and the drugs used in treatment of the disease. Fatigue associated with anemia is not widely recognized or treated as part of cancer treatment regimens. Although there is a small base of injectable iron users in this area, the Company believes there is potential for market expansion. The Company is conducting clinical research to support the use of INFeD in these markets.


Gastroenterology Market. In the gastroenterology market, of the over one million patients with inflammatory bowel disease consisting of crohns disease and ulcerative colitis, 30% to 70% experience anemia, mostly due to iron deficiency from bleeding and malabsorbtion.


INFeD. INFeD (iron dextran injection, USP 50 mg/mL) is a liquid complex of ferric hydroxide and dextran that is used in the treatment of patients with documented iron deficiency in whom oral administration is unsatisfactory or impossible. INFeD's product label includes the following warning: "Warning: The parenteral use of complexes of iron and carbohydrates has resulted in anaphylactic-type reactions. Deaths associated with such administration have been reported. Therefore, INFeD (iron dextran injection, USP 50 mg/mL) should be used only in those patients in whom the indications have been clearly established and laboratory investigations confirm an iron-deficient state not amenable to oral iron therapy."


Prior to the approval of Ferrlecit, iron dextran was the only injectable iron formulation in the U.S. market. The Company introduced its injectable iron product, INFeD, in May 1992. Net revenues from INFeD in 1998 were $99.5 million, or 19%, of the Company's total net revenues. Growth in sales of INFeD has been driven by the expanding use of EPO and the growing recognition of patient outcomes and quality of life issues associated with iron deficiency anemia in dialysis patients. For patients being treated with EPO, injectable iron therapy has become adjunctive therapy rather than supportive therapy, as studies have shown that anemic patients may become resistant to EPO and that injectable iron can help to maintain EPO responsiveness and optimize its effectiveness. The Company believes that the dialysis market should continue to expand with the expected increase in the ESRD population, as well as the expanding use of hemodialysis in the treatment of ESRD patients.

Pursuant to a supply agreement dated May 1, 1992, as amended, and a new supply agreement dated February 25, 1999, each between Abbott and the Company, Abbott supplies iron dextran bulk solution to the Company on an exclusive basis through December 31, 2001, subject to extension (Exclusive Term), and on a non-exclusive basis for 24 months thereafter. The Company is obligated to purchase specified minimum amounts of bulk solution during the Exclusive Term. Abbott retains the right to manufacture, market or distribute a finished iron dextran drug product, provided that during the Exclusive Term the product is not manufactured with bulk solution or technology relating to bulk solution obtained from Abbott or a licensee or sub-licensee of Abbott.

Ferrlecit. Ferrlecit (sodium ferric gluconate complex in sucrose injection), the Company's next generation injectable iron product, was approved by the FDA for distribution in the U.S. in February 1999. Ferrlecit is administered parenterally to treat hemodialysis patients with iron deficiency anemia. There is no patent covering Ferrlecit; however, the FDA granted it a five year exclusivity period as a New Chemical Entity.

Ferrlecit was developed by the Nattermann Company of Cologne (now Rhone-Poulenc Rorer GmbH) (RPR)) and is used in selected European markets. Ferrlecit is manufactured by Rhone-Poulenc Rorer Ltd. and will be supplied to the Company by R&DL. R&DL, a specialty renal pharmaceutical company, acquired the rights to Ferrlecit from RPR under a distribution agreement dated June 24, 1993 and a trademark agreement dated August 26, 1993. In 1996, pursuant to a sublicense, co-marketing and supply agreement with R&DL, the Company acquired from R&DL the exclusive right to market and distribute Ferrlecit in the U.S. and several other countries for a period of ten years after market authorization has been granted by the FDA. The Company's marketing and distribution rights are subject to termination in the event of default of its payment obligations to R&DL for product purchases.


Other Products


Nifedipine OD. In the United Kingdom, Dominican Republic and Peru the Company is currently marketing a branded version of Nifedipine OD, a once-a-day product used in the treatment of hypertension. Pursuant to a license obtained from Ethical, this product is being produced by an Irish contract manufacturer.



Backlog


As of February 27, 1999, the uncompleted portions of the Company's backlog of orders for INFeD was approximately $25 million, largely due to the limited availability of product as a result of the FDA action at Steris. There was no backlog of INFeD as of February 1998 or February 1997. There was no significant backlog of orders of other products in the aggregate as of February 27, 1999, February 1998 or February 1997.



Product Development


The Company seeks to expand its product portfolio through continuing investment in research and development. The Company and its alliance partners have 19 ANDAs pending before the FDA as of March 10, 1999 (two of which were filed by the Company's Steris facility and are not expected to be approved until the FDA has confirmed that Steris has satisfactorily implemented its Corrective Action Plan under the October 1998 FDA Consent Agreement) and over 30 products under development internally and with third parties. Recently, the Company has selectively reduced the number of products under development to insure a more focused approach to development. The Company's internal product development activities are conducted by 110 research and development professionals and supported by others with expertise in manufacturing, technology, legal, regulatory and intellectual property issues.

In its branded products business, the Company intends to develop products for the management of iron-related disorders and select other markets, as well as to promote the use of INFeD beyond the nephrology market to other therapeutic areas, such as oncology and gastroenterology.

The Company's generic product development efforts focus on: (i) major branded drugs coming off patent; (ii) drugs for which patent protection has lapsed and for which there are few or no generic producers; (iii) drugs whose patents may be susceptible to challenge; (iv) proprietary and branded products in select therapeutic areas; and (v) generic products that require specialized development, formulation, drug delivery or manufacturing technology. In furtherance of its strategy to be among the first to market generic versions of brand drugs, the Company uses its scientific, pharmacologic, manufacturing and legal expertise to identify brand products covered by patents that are susceptible to challenge or circumvention. When the Company decides to pursue development of a generic version of a brand product so identified, it seeks a source for the drug's active pharmaceutical ingredient, develops a formulation for the drug, conducts bioequivalence studies on its formulation (where required) and prepares an ANDA filing. The ANDA filing must include a certification from the Company that the patent on the brand product is invalid or not infringed, and the patent holder must be provided with notice of the filing and basis for the certification. If the patent holder commences litigation within 45 days of the notice, the FDA may not approve the ANDA for a period of 30 months, unless the case is resolved earlier in court or by settlement. A successful patent challenge may result in a court determination that the patent on the brand product is invalid, not infringed or unenforceable. Alternatively, a settlement with the patent holder may include a license to the Company to sell the generic version of the brand product prior to the expiration of the patent covering the product.

Since 1985, the Company has had a series of non-exclusive agreements (collectively, the Consulting Agreement) with a consultant. Under the Consulting Agreement, the consultant and the Company have identified certain patents on branded pharmaceutical products that might be susceptible to a challenge, and the consultant has acted as litigation counsel or advising counsel to the Company in those instances where the Company decided to proceed with a patent challenge. For projects in which the consultant has rendered an opinion setting forth the basis for a possible patent challenge, the Company pays the consultant half the adjusted gross profit from the Company's sale of generic versions of the patented product until the date on which the patent would normally have expired or half the proceeds of any settlement. The Consulting Agreement does not have a specific term and continues until the current projects under the Consulting Agreement are completed and all payments due to the consultant are made. The consultant may terminate the Consulting Agreement for certain specified reasons at any time. Without regard to who terminates the Consulting Agreement or the reasons therefor, the consultant will be entitled to payment in conjunction with any sales or settlements with respect to any patented product for which the consultant has previously rendered an opinion.



Strategic Collaborations


The Company actively pursues strategic collaborations with other companies through which it gains access to dosage forms, proprietary drug delivery technology, specialized formulation capabilities and active pharmaceutical ingredients. The Company relies on its collaborative partners for any number of functions, including product formulation, approval and supply. The Company has product development arrangements with companies such as R&DL, Elan and Ethical and collaborative arrangements for direct access to raw materials with, among others, Johnson Matthey, Cheminor and Abbott.

Under the arrangements with Elan and Ethical, the Company funds development costs for designated products and the strategic partner develops the products. Following regulatory approval, the strategic partner supplies, and the Company markets the products and pays the strategic partner a royalty or profit share from sales. The Company is currently marketing ketoprofen ER, a product covered by the strategic collaboration with Elan. Several other products are in various stages of development under the Company's arrangements with Elan and Ethical.


Under a 1998 agreement with Elan, the Company is obligated to pay $15.0 million in license fees. Additionally, the Company may be obligated to pay approximately $3.5 million in additional fees as and when certain milestones are achieved. Certain of these fees may be increased by up to $2.0 million or decreased by up to $0.5 million depending on whether certain other milestones are achieved.

In 1994, the Company entered into a worldwide technology licensing and development agreement with Ethical for the development of a portfolio of oral controlled release and transdermal products. Under the terms of the agreement, the Company is obligated to pay product licensing fees and development costs dependent on achievement of interim milestones. The Company paid an aggregate of $13.7 million under the agreement through December 1998. The remaining commitment under the agreement as of December 1998 was $12.2 million, subject to the completion of milestones.


In February 1998, the Company entered into a strategic alliance agreement with Cheminor and Dr. Reddy's Laboratories Limited and its subsidiaries (Reddy). Pursuant to the agreement, Cheminor will make available to the Company its present and future dosage form generic products on an exclusive basis for sale in the U.S. and certain other countries, and the Company will make available to Cheminor and Reddy its present and future products on an exclusive basis for sale in India and certain other countries. Cheminor and Reddy will make available to the Company bulk active pharmaceutical ingredients. As part of the arrangement, the Company purchased 2.0 million publicly traded shares of Cheminor (12.79% of Cheminor) for $10.0 million. Cheminor has the right to make fair market value purchases of the Company's common stock; the purchase price may be payable from profits otherwise due Cheminor from the alliance. Each party will also be entitled to representation on the other company's board of directors consistent with its equity interest.



Manufacturing


The Company's aggregate manufacturing capacity is among the largest of any generic pharmaceutical company in the U.S. The diversity and capacity of these facilities are important elements of the Company's strategy to expand the range of its existing product line and to provide several significant benefits, including (i) the ability to satisfy the growing preference among many of the Company's customers for buying pharmaceuticals directly from manufacturers and from fewer sources, (ii) added flexibility in raw materials sourcing and manufacturing cost control, and (iii) economies of scale with respect to manufacturing infrastructure functions common to solid dosage manufacturing and/or sterile dosage manufacturing, such as water distillation, air purification, drug formulation systems, filling and packaging lines, and quality control and regulatory compliance.


The Company has made a substantial investment in plant and equipment and believes that it is unique in its capacity to produce a broad line of both sterile dosage products and solid dosage products. The Company manufactures a variety of product forms and types, including immediate-release and extended-release solid dosage products and sterile anti-infectives, injectables, penicillins, and cephalosporins. In 1998, the Company produced approximately four billion tablets and capsules and 32 million vials and ampules and has the capacity to increase production to six billion tablets and capsules and 55 million vials and ampules annually. This range of manufacturing capabilities allows the Company to participate in segments of the generic industry where competition is limited. Further, the Company's high-volume production enables it to obtain favorable access to raw materials, which typically represent a substantial portion of the cost of producing drug products. The Company believes that it is one of only two U.S. generic manufacturers with dedicated sterile filling facilities for cephalosporin and penicillin antibiotics, which target the high volume institutional injectable market.


The Company is required to maintain numerous quality control procedures in its manufacturing process and to comply with cGMP standards. The Company employs sanitary handling procedures, customized systems for monitoring and regulating environmental conditions and back-up systems for many of the critical steps in its production process. The Company also performs sample testing of raw materials and packaging supplies used in manufacturing its products and conducts on-site audits of raw material suppliers. The Company has approximately 410 employees dedicated to quality control and quality assurance. Because developing and obtaining approval of new generic products requires a large investment and several years of lead time, the Company believes that companies like itself that have modern, versatile manufacturing facilities will have a competitive advantage in responding to market opportunities. In September 1998, the FDA initiated seizures of drugs and drug related products manufactured by Steris and in the Company's possession, alleging, among other things, certain instances in which the Steris facility was not operating in conformity with cGMP regulations. In October 1998, Steris entered into the FDA Consent Agreement relating to such action (see "Government Regulation - Regulatory Matters - FDA Consent Agreement").

The Company does not manufacture the active pharmaceutical ingredients used in the preparation of its products. Instead, the Company purchases these active pharmaceutical ingredients from international and domestic sources. The FDA requires pharmaceutical manufacturers to identify in their drug applications the supplier(s) of all the raw materials for its products. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, any delay in the required FDA approval of a substitute supplier could interrupt manufacture of the product, which could materially and adversely affect the Company's profit margins and market share for the product. To the extent practicable, the Company attempts to identify more than one supplier for each of its more economically significant drug applications. The Company has a program of identifying alternative suppliers where practicable and, in many cases, has filed supplemental applications with the FDA for approval of alternative suppliers. However, many raw materials are available only from a single source and, in many of the Company's drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist. For example, currently, the Company has only one source for the active ingredient used in the manufacture of INFeD and certain other economically significant drugs.

The Company obtains a significant portion of its raw materials from international suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulations, customs and other government clearances, various import duties and regulation by the country of origin.



Sales and Marketing

Customers


A significant portion of pharmaceuticals are distributed in the U.S. through wholesale drug distributors and major retail drug store chains. Sales to Bergen Brunswig Corporation, Cardinal Health, Inc. and McKesson Drug Company (all wholesale drug distributors) accounted for 22%, 14% and 14%, respectively, of the Company's total net revenues for 1998. While pharmaceutical products are typically distributed via wholesalers, pharmaceutical companies often directly enter into contracts with retail chains, managed care and institutional customers covering the actual acquisition price. Under these arrangements, wholesalers often service substantially all of a customer's product needs, allowing it to maintain minimal inventories and to receive overnight deliveries of several manufacturers' products from a single source. Currently, approximately 60% of the Company's net revenues are sold through wholesalers, with approximately 88% of these net revenues subject to direct contracts between the Company and its customers. In general, it is the Company's strategy to enter into purchase contracts with retail, managed care and institutional customers. During the past several years, there has been a consolidation of these distribution channels, resulting in a smaller number of wholesale distributors and the emergence of fewer, larger regional and nationwide retail drug store chains. In addition to pressuring generic drug manufacturers to lower their prices and/or provide volume discounts, these customers have also been reducing the number of sources from which they purchase pharmaceutical products. The vast majority of the Company's products are sold under the "Schein Pharmaceutical" and "Marsam Pharmaceuticals" labels. In addition, the Company sells a limited number of products to distributors under private labels.


Generic Sales and Marketing

The Company's generic sales and marketing organization comprises 90 people serving the retail, institutional, alternative site, managed care and other generic drug purchasing markets, including a 20-person inside customer support team and 15 marketing personnel supporting the 55-person sales organization. The Company's sales and marketing force permits effective coverage of all significant purchasers of generic products. The sales and marketing force promotes newly approved products, encourages substitution of the Company's generic products for branded products and supports the customer with value added services in inventory management and patient education.


The Company has developed market share initiatives with selected leading chain and wholesale customers and has implemented customized marketing programs to meet specific customer needs.

Branded Sales and Marketing

In 1998, the Company expanded its branded sales and marketing organization from 20 to 40 people in anticipation of the launch of Ferrlecit.

In 1994, the Company entered into a co-promotion arrangement with Bayer covering the Company's INFeD product. Under this agreement, which expires on June 30, 1999, certain of Bayer's specialty sales representatives detail INFeD to the nephrology market in the U.S. and Puerto Rico.


Competition


In the generic pharmaceutical business, the Company competes with a number of companies, including independent generic manufacturers and branded pharmaceutical companies. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of the Company, are engaged in developing, marketing and selling products that compete with those offered by the Company. The selling prices of the Company's products may decline as competition increases. Further, other products now in use or under development by others may be more effective than the Company's current or future products. The pharmaceutical industry is characterized by intense competition and rapid product development and technological change. The Company's pharmaceuticals could be rendered obsolete or made uneconomical by the development of new pharmaceuticals to treat the indications addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. Competitors may also be able to complete the regulatory process for certain products before the Company and, therefore, may begin to market their products in advance of the Company's products. The Company believes that competition among prescription pharmaceuticals and generics will be based on, among other things, price, product efficacy, safety, service, reliability and availability.

From time to time, the Company may compete for the in-license or acquisition of certain branded products with other pharmaceutical companies pursuing a similar strategy. The Company's branded products compete with generic pharmaceuticals which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, third-party payors encourage the use of lower cost generic products by paying or reimbursing a user or supplier of a branded prescription product a lower purchase price than would be paid or reimbursed for a generic product, making branded products less attractive, from a cost perspective, to buyers. The pricing activities of the Company's generic competitors and the payment and reimbursement policies of third-party payors could have a material adverse effect on the Company's business, results of operations or financial condition.


Additionally, under the Food and Drug Modernization Act of 1997, brand products may be eligible for additional six or twelve month periods of exclusivity when studies are undertaken to generate indications for pediatric populations. The brand product segment of the pharmaceutical industry has initiated legislative efforts to limit the impact of the Waxman-Hatch Act, both on the Federal and state levels. From time to time, legislation has been introduced designed to extend the patent protection on certain brand pharmaceuticals and efforts have been made by the brand pharmaceutical industry to introduce legislation to limit generic firms' ability to begin research and development activities prior to patent expiration. In addition, the brand product pharmaceutical companies have also initiated legislative efforts in various states to limit the substitution of generic versions of certain types of branded pharmaceuticals. The Company cannot predict whether any such legislation will be enacted. The Company's business, results of operations or financial condition could be materially adversely affected by any one or more of such developments.


Government Regulation

The development, manufacture, marketing and sale of pharmaceutical products is subject to extensive Federal, state and local regulation in the U.S. and similar regulation in other countries. Certain pharmaceutical products are subject to rigorous pre-clinical testing and clinical trials and to other approval requirements by the FDA in the U.S. under the Federal Food, Drug and Cosmetic Act (the FDCA) and the Public Health Services Act and by comparable agencies in most foreign countries. The Company, like its competitors, must obtain approval from the FDA before marketing most drugs, and must demonstrate continuing compliance with cGMP regulations. Generally, for generic products an ANDA is submitted to the FDA, and for new drugs, a New Drug Application (NDA) is submitted.

The FDCA, the Public Health Services Act, the Controlled Substances Act and other Federal statutes and regulations govern or influence all aspects of the Company's business. Under certain circumstances following product approval and market introduction, the FDA can request product recalls, seize inventories and merchandise in commerce, move to enjoin further manufacture and product distribution, suspend distribution or withdraw FDA approval of the product, and debar a company from submitting new applications. The FDA also can take administrative action against a company to suspend substantive review of pending applications and withhold approvals if it concludes that the data and applications from that company may not be reliable or that there are significant unresolved cGMP issues pertinent to the manufacture of drugs at a particular facility of that company. FDA approval is required before any dosage form of any new unapproved drug, including a generic equivalent of a previously approved drug, can be marketed. All applications for FDA approval must contain information relating to product formulation, stability, manufacturing processes packaging, labeling and quality control. In addition, laws or regulations of foreign governments may affect the availability or price of raw materials needed for the development or manufacture of generic drugs.

The FDA also can take administrative action against a company to suspend substantive review of pending applications and withhold approvals, if it concludes that the data and applications from that company may not be reliable or that there are significant unresolved cGMP issues pertinent to the manufacture of drugs at a particular facility of that company. Any such actions are likely to have a material adverse effect on a company's business.

ANDA Process

The Waxman-Hatch Act established abbreviated application procedures for obtaining FDA approval for those drugs which are off-patent and whose non-patent exclusivity under the Waxman-Hatch Act has expired and which are shown to be bioequivalent to previously approved brand name drugs. Approval to manufacture these drugs is obtained by filing an ANDA. An ANDA is a comprehensive submission which must contain data and information pertaining to the formulation, specifications and stability of the generic drug as well as analytical methods and manufacturing process validation data and quality control procedures. As a substitute for clinical studies, the FDA requires data indicating that the ANDA drug formulation is bioequivalent to a previously approved NDA drug. In order to obtain an ANDA approval of a strength or dosage form which differs from the referenced brand name drug, an applicant must file and have granted an ANDA Suitability Petition. A product is not eligible for ANDA approval if it is not bioequivalent to the referenced brand name drug or if it is intended for a different use. However, such a product might be approved under an NDA with supportive data from clinical trials.


The advantage of the ANDA approval process is that an ANDA applicant generally can rely upon bioequivalence data in lieu of conducting pre-clinical testing and clinical trials to demonstrate that a product is safe and effective for its intended use(s). The Company files ANDAs to obtain approval to manufacture and market its generic products. No assurance can be given that ANDAs or other abbreviated applications will be suitable or available for the Company's products or that the Company's proposed products will receive FDA approval on a timely basis, if at all. While the FDCA provides for a 180-day review period, the Company believes the average length of time between initial submission of an ANDA and receipt of FDA approval is approximately one to two years.

While the Waxman-Hatch Act established the ANDA, it has also fostered pharmaceutical innovation through such incentives as market exclusivity and patent restoration. The Waxman-Hatch Act provides two distinct market exclusivity provisions which either preclude the submission or delay the approval of a competitive drug application. A five-year marketing exclusivity period is provided for new chemical compounds and a three-year marketing exclusivity period is provided for applications containing new clinical investigations essential to the approval of the application. The non-patent market exclusivity provisions apply equally to patented and non-patented drug products. Any entitlement to patent marketing exclusivity under the Waxman-Hatch Act is based upon the term of the original patent plus any patent extension granted under the Waxman-Hatch Act as compensation for the reduction of the effective life of a patent as a result of time spent by the FDA in reviewing the innovator's NDA. The patent and non-patent marketing exclusivity provisions do not prevent the filing or the approval of an NDA. Additionally, the Waxman-Hatch Act provides 180-day market exclusivity against effective approval of another ANDA for the first ANDA applicant who submits a certificate challenging a listed patent as being invalid or not infringed. Under the Food and Drug Modernization Act of 1997, brand products may be eligible for additional six or twelve month periods of exclusivity when studies are undertaken to generate indications for pediatric populations


NDA Process


An NDA is a filing submitted to the FDA to obtain approval for a drug not eligible for an ANDA and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species, as well as from laboratory studies, are submitted in an Investigational New Drug (IND) application, or its equivalent in countries outside the U.S., where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse effects, dosage, tolerance, absorption, metabolism, excretion and other elements of clinical pharmacology. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optional dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at typically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Data from pre-clinical testing and clinical trials may be submitted to the FDA as an NDA for marketing approval and to foreign health authorities as a marketing authorization application. The process of completing clinical trials for a new drug is likely to take several years and requires the expenditure of substantial resources. Preparing an NDA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval from the FDA or any other health authority will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny an NDA or marketing authorization application if the regulatory criteria are not satisfied, or such authorities may require additional testing or information.

Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide, for example, additional data on safety, and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor serious and unanticipated adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, an application seeking approval for such changes must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. Failure to adhere to such requirements can result in regulatory actions which could have a material adverse effect on the Company's business, results of operations or financial condition.



Regulatory Matters

Over the last several years, the FDA has inspected the Company's facilities and in certain instances has reported inspection observations that included significant cGMP and application reporting deficiencies. As a result of these inspection observations, for varying periods of time, each of the Company's facilities (other than its Humacao, Puerto Rico oral solid manufacturing facility) has been ineligible (the Steris facility is currently ineligible) to receive new product approvals. As a result of the September 1998 FDA seizure of Steris manufactured products, the Company's Phoenix, Arizona facility is operating under the FDA Consent Agreement. Significant delays in the review or approval of applications for new products, or in meeting the requirements of the FDA Consent Agreement, could have a material adverse effect on the Company's business, results of operations or financial condition.

FDA Consent Agreement


On September 10, 1998, the U.S., on behalf of the FDA, based on actions it filed in Federal court in the Southern District of New York on September 9, 1998 and in the District of Arizona on September 10, 1998 initiated seizures of drugs and drug related products manufactured by Steris. The actions alleged certain instances in which the Steris facility was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris manufactured products.

On October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into the FDA Consent Agreement. Under the terms of the FDA Consent Agreement, Steris is required, among other things, to demonstrate through independent certification that its processes, quality assurance and quality control programs and management controls comply with cGMP regulations. The FDA Consent Agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and Corrective Action Plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. Steris has submitted to the FDA the Corrective Action Plan provided for under the FDA Consent Agreement and has begun implementation of that plan. Steris posted a bond in the amount of $6 million to secure certain obligations under the FDA Consent Agreement.

As a result of the FDA Consent Agreement, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures, products that it will seek to manufacture once it satisfies all conditions under the FDA Consent Agreement, and products it currently has decided not to manufacture. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from the Company or that are particularly significant to the Company. (See "Other Factors Affecting Future Performance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - the FDA Consent Agreement" and "-Restructuring Charge").



Product Liability Insurance

The testing, manufacturing and distribution of the Company's products involve a risk of product liability claims. Pursuant to the Company's various insurance policies, the Company is self-insured up to the first $500,000 of claims for each occurrence and $2,500,000 in the aggregate per policy year. Although no assurance can be given, the Company believes that its product liability insurance is adequate. Product liability insurance, however, could cease to be available or could cease to be available on acceptable terms, either as a function of the market for product liability insurance for pharmaceutical companies or the Company's own claims experience.


Employees

At December 1998, the Company had approximately 1,625 employees, of which 620 were engaged in manufacturing, 410 were engaged in quality control and quality assurance, 240 were engaged in administration, finance and human resources, 110 were engaged in research and product development, 130 were engaged in sales and marketing, 70 were engaged in distribution and 45 were engaged in regulatory affairs. No employee is represented by a union, and the Company has never experienced a work stoppage. Management believes its relationship with its employees is good.

                   OTHER FACTORS AFFECTING FUTURE PERFORMANCE

Dependence Upon New Products and Effect of Product Lifecycles

The Company's results of operations depend, to a significant extent, upon its ability to develop and commercialize new pharmaceutical products in response to the competitive dynamics within the pharmaceutical industry. Generally, following the expiration of patents and any other market exclusivity periods for branded drugs, the first pharmaceutical manufacturers to successfully market generic equivalents of such drugs achieve higher revenues and gross profits from the sale of such generic drugs than do later market entrants. As competing generic equivalents reach the market, selling price, unit sales volume and profit margin of the earliest generic versions often decline significantly. For these reasons, the Company's ability to achieve overall growth in revenues and profitability depends on its being among the first companies to introduce new generic products. While the Company believes the pipeline of generic drugs and branded drugs it currently has under development will allow it to compete effectively, no assurance can be given that any of the drugs in its pipeline will be successfully developed or approved by the FDA, will be among the first to the market or will achieve significant revenues and profitability.

Dependence on Certain Existing Products

The Company derives and is expected to continue to derive a significant portion of its revenues and gross profit from a limited number of products. Net revenues from INFeD in 1998 were $99.5 million, or 19%, of the Company's total net revenues, with gross profit from INFeD as a percentage of total gross profit being significantly greater. INFeD is manufactured at the Company's Steris facility, which is operating under the FDA Consent Agreement. The Company resumed shipments of INFeD from existing inventory on October 30, 1998. Newly manufactured lots of INFeD must undergo certification by independent experts and review by the FDA prior to commercial distribution. The Company's future results of operations depend upon its ability to resume the manufacturing of INFeD and the implementation of the Corrective Action Plan at Steris. Any material decline in revenues or gross profit from these products could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Successful Patent Litigation

A significant portion of the Company's revenues and gross profit has been derived from generic versions of branded drug products covered by patents the Company has challenged under the Waxman-Hatch Act. In several successful proceedings, the Company had been advised and represented by an independent patent attorney (the Consultant), whose involvement has been substantial. The Company does not expect the Consultant to be involved in any patent challenges it may undertake in the future. Through its internal efforts, and with the assistance of strategic collaborators and advisors, the Company has identified a number of additional patents that may be susceptible to challenge. There can be no assurance the Company will successfully complete the development of any additional products involving patent challenges, succeed in any pending or future patent challenges or, if successful, receive significant revenues and gross profit from the products covered by successfully challenged patents.

Competition

The pharmaceutical industry is intensely competitive. The Company competes with numerous companies in the pharmaceutical industry generally and the generic segment of the industry specifically. These competitors include generic drug manufacturers and large pharmaceutical companies that continue to manufacture the branded and/or generic versions of drugs after the expiration of their patents relating to these drugs. Many of the Company's competitors have greater financial and other resources than the Company and, therefore, are able to spend more than the Company on research, product development and marketing. In addition, following the expiration of patents on branded drugs, manufacturers of these products have employed various strategies intended to maximize their share of the markets for these products, as well as, in some cases, generic equivalents of these products, and are expected to continue to do so in the future. There can be no assurance that developments by others will not render any product the Company produces or may produce obsolete or otherwise non-competitive.

Dependence on Regulatory Approval and Compliance

The development, manufacture, marketing, sale and distribution of pharmaceutical products is subject to extensive Federal, state and local regulation in the U.S. and similar regulation in other countries. The Company, like its competitors, must obtain approval from the FDA before marketing most drugs, and must demonstrate continuing compliance with cGMP regulations. Generally, for generic products an ANDA is submitted to the FDA, and for new drugs, a NDA is submitted. Under certain circumstances following product approval and market introduction, the FDA can request product recalls, seize inventories and merchandise in commerce, move to enjoin further manufacture and product distribution, suspend distribution or withdraw FDA approval of the product, and debar a company from submitting new applications. The FDA also can take administrative action against a company to suspend substantive review of pending applications and withhold approvals, if it concludes that the data and applications from that company may not be reliable or that there are significant unresolved cGMP issues pertinent to the manufacture of drugs at a particular facility of that company. Any such actions are likely to have a material adverse effect on a company's business. The Company has ANDAs currently pending before the FDA and intends to file additional ANDAs in the future. Delays in the review of these applications or the inability of the Company to obtain approval of certain of these applications or to market the product following approval could have a material adverse effect on the Company's business, results of operations or financial condition.

Regulatory Matters

Over the last several years, the FDA has inspected the Company's facilities and in certain instances has reported inspectional observations that included significant cGMP and application reporting deficiencies. As a result of these inspectional observations, for varying periods of time, each of the Company's facilities (other than its Humacao, Puerto Rico oral solid manufacturing facility) has been ineligible (the Steris facility is currently ineligible) to receive new product approvals.


On September 10, 1998, the U.S., on behalf of the FDA, based on actions it filed in Federal court in the Southern District of New York on September 9, 1998 and in the District of Arizona on September 10, 1998 initiated seizures of drugs and drug related products manufactured by Steris. The actions alleged certain instances in which the Steris facility was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris manufactured products.

On October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into the FDA Consent Agreement. Under the terms of the FDA Consent Agreement, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The FDA Consent Agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and Corrective Action Plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. Steris has submitted to the FDA the Corrective Action Plan provided for under the FDA Consent Agreement and has begun implementation of that plan.

The FDA Consent Agreement, in addition to requiring certification by independent consultants and activities established in a Corrective Action Plan, provides the FDA with enhanced scrutiny and authority over Steris operations. Failure to meet requirements for timely filing of certifications and performance of corrective actions, or to adhere strictly to cGMP regulations, may lead to any of a variety of sanctions, including cessation of manufacturing and distribution, product recalls, withholding of ANDA and other approvals necessary to business operations, and fines for actions in violation, or contempt, of the FDA Consent Agreement. Any of these sanctions could have a material adverse effect on the Company's business, results of operations or financial condition.


There can be no assurance that the FDA will determine that the Company has adequately corrected the alleged deficiencies at its operating sites, that subsequent inspections will not result in additional significant observations, that approval of any of the pending or subsequently submitted ANDAs by the Company will be forthcoming or that the FDA will not seek to impose additional regulatory sanctions against the Company or any of its subsidiaries. The range of possible sanctions includes FDA issuance of adverse publicity, product recalls or seizures, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on the Company's business, results of operations or financial condition.

Consolidation of Distribution Network; Customer Concentration

The Company's principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. The Company expects that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on generic drug manufacturers.

For the year ended December 1998, sales to the Company's ten largest customers represented approximately 71% of the Company's total net revenues. For the year ended December 1998, three customers accounted for 22%, 14% and 14%, respectively, of the Company's total net revenues. The same three customers accounted for 19%, 18% and 10%, respectively, of the Company's total net revenues in 1997. The loss of any of these customers could materially and adversely affect the Company's business, results of operations or financial condition.

Dependence on Strategic Collaborations

The Company actively pursues strategic collaborations with other companies through which it gains access to dosage forms, proprietary drug delivery technology, specialized formulation capabilities and active pharmaceutical ingredients. The Company relies on its collaborative partners for any number of functions, including product formulation, approval and supply. There can be no assurance these products will be successfully developed or that the Company's partners will perform their obligations under these collaborative arrangements. Further, there can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company enters into such collaborative arrangements, there can be no assurance that any such arrangement will be successful.

Supply of Raw Materials

The principal components of the Company's products are active and inactive pharmaceutical ingredients. The Company does not manufacture the active pharmaceutical ingredients used in the preparation of its products. Instead, the Company purchases these active pharmaceutical ingredients from both domestic and international sources. The FDA requires pharmaceutical manufacturers to identify in their drug applications the supplier(s) of all the raw materials for its products. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, any delay in the required FDA approval of a substitute supplier could interrupt manufacture of the product. The qualification of a new supplier could materially and adversely affect the Company's profit margins and market share for the product, as well as delay the Company's development and marketing efforts. To the extent practicable, the Company attempts to identify more than one supplier in each drug application. The Company has a program of identifying alternative suppliers where practicable and, in many cases, has filed supplemental applications with the FDA for approval. However, many raw materials are available only from a single source and, in many of the Company's drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist. For example, currently, the Company has only one source for the active ingredient used in the manufacture of INFeD. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products. In addition, the Company obtains a significant portion of its raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of generic drugs. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. patents. There can be no assurance that the Company will establish or, if established, maintain good relationships with its suppliers or that such suppliers will continue to supply ingredients in conformity with legal or regulatory requirements.

Risk of Product Liability Claims; No Assurance of Adequate Insurance

The testing, manufacture and distribution of pharmaceutical products involve a risk of product liability claims and the adverse publicity that may accompany such claims. The Company is a defendant in a number of product liability cases, the outcome of which the Company believes should not have a material adverse affect on the Company's business, results of operations or financial condition. Although the Company maintains what it believes to be an adequate amount of product liability insurance coverage, there can be no assurance that the Company's existing product liability insurance will cover all current and future claims or that the Company will be able to maintain existing coverage or obtain, if it determines to do so, insurance providing additional coverage at reasonable rates. No assurance can be given that one or more of the claims arising under any pending or future product liability cases, whether or not covered by insurance, will not have a material adverse effect on the Company's business, results of operations or financial condition.

Fluctuating Results of Operations

During the past three years, the Company's results of operations have fluctuated materially on both an annual and a quarterly basis. These fluctuations have resulted from several factors, including, among others, the timing of introductions of new products by the Company and its competitors, timing of receipt of patent settlement revenues, dependence by the Company on a limited number of products, the impact of the FDA Consent Agreement and the associated restructuring charge recorded by the Company. The Company believes that it will continue to experience fluctuations in net revenues, gross profit and net income as a result of, among other things, the timing of regulatory approvals and market introduction of new products by the Company and its competitors, downward pressure on pricing for generic products available from multiple approved sources, and the Company's compliance with the FDA Consent Agreement.

ITEM 2. PROPERTIES

The following table presents the facilities owned or leased by the Company and indicates the location and type of each of these facilities.

                                                                      Own or    Square     Lease
Facility                                            Location          Lease      Feet    Expiration
--------                                            --------          -----      ----    ----------
Manufacturing Facilities
    Solid dosage.............................. Carmel, NY(1)(2)        Own      112,000       --
    Solid dosage.............................. Humacao, PR             Own       75,000       --
    Solid dosage.............................. Danbury, CT(2)         Lease      88,000      2005
    Sterile dosage............................ Phoenix, AZ             Own      175,000       --
    Sterile and solid dosage.................. Cherry Hill, NJ(2)(3)   Own      209,500       --

Distribution Centers
    Eastern distribution...................... Brewster, NY(1)        Lease      98,500      2007
    Western distribution...................... Phoenix, AZ(4)         Lease      76,000      2000

Corporate Offices............................. Florham Park, NJ(1)    Lease      53,000      2005

(1)      The Company maintains administrative offices at this facility.
(2)      The Company maintains research laboratories at this facility.
(3) In 1998, the Company exercised its option to purchase 109,800 square feet of this facility which the Company had been leasing prior thereto.
(4)      In December 1998, the Company closed this facility.


ITEM 3. LEGAL PROCEEDINGS


In September and October 1998, following the commencement of a seizure action by the FDA against Steris on September 10, 1998, a number of substantially similar complaints were filed in Federal court in the District of New Jersey against the Company, its Chairman and Chief Executive Officer, its Chief Financial Officer and, in certain actions, one or more of the following: the Company's Senior Vice President of Technical Operations, General Counsel and three underwriters of the Company's April 9, 1998 initial public offering (the Offering). Plaintiffs purported to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering and allege that defendants violated the Securities Act of 1933 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering. In November and December 1998, groups of plaintiffs seeking appointment as lead plaintiff for a class filed complaints or amended complaints that added claims under the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of purchasers of the Company's common stock between April 9, 1998 and September 28, 1998 to the claims described above. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages.

On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. Defendants have not yet responded to the complaints, pending the filing by lead plaintiffs of a consolidated amended complaint in the actions. The Company intends to defend itself vigorously against these actions.

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

In addition, the Company is a defendant in several product liability cases. These cases are typical for a company in the pharmaceutical industry. The Company also is involved in other proceedings and claims of various types. Management presently believes that the disposition of all such known product liability and other proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 26, 1998, no matters were submitted to a vote of the security holders of the Company.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are listed below:

Martin Sperber (age 67) has been Chairman, Chief Executive Officer, President and director of the Company since 1989. From 1985 until 1989, Mr. Sperber was President and Chief Operating Officer of the Company. Mr. Sperber has been employed in various positions in the Schein organization for over 40 years. Mr. Sperber is a member of the Board of the Generic Pharmaceutical Industry Association, a member of the Board of the American Foundation for Pharmaceutical Education, a member of the American Pharmaceutical Association and a member of the Council of Overseers of the Long Island University Arnold and Marie Schwartz College of Pharmacy. Mr. Sperber received his B.S. degree in Pharmacy from Columbia University.

Dariush Ashrafi (age 52) has been Executive Vice President and Chief Financial Officer since October 1995, and director since September 1997 and from May 1995 until September 1995 was Senior Vice President and CFO. From 1990 to 1995, Mr. Ashrafi was Senior Vice President, Chief Financial Officer and director of The Warnaco Group, Inc., an apparel company. Prior to joining Warnaco, he spent 18 years with Ernst & Young and became a partner in 1983. Mr. Ashrafi received his B.S. degrees in Aeronautical and Astronautical Engineering and in Management Science from the Massachusetts Institute of Technology and his M.S. in Finance from the Massachusetts Institute of Technology Sloan School.

Javier Cayado (age 53) has been Senior Vice President of Technical Operations of the Company since February 1998. From 1993 to 1998, Mr. Cayado was successively Vice President, Senior Vice President and General Manager of Danbury Pharmacal, a wholly owned subsidiary of the Company. Prior to joining Schein in 1993, Mr. Cayado had a 14-year career with Pfizer Pharmaceutical culminating with his assignment as General Manager of Pfizer's bulk chemical and pharmaceutical products plants in Puerto Rico. He received his B.S. in Chemical Engineering from the University of Connecticut.

Paul Feuerman (age 39) has been General Counsel since 1991. He has been a Vice President of the Company since January 1992, Senior Vice President since February 1997, and a director since September 1997. Mr. Feuerman previously was associated with the law firm of Proskauer Rose LLP. He received his B.A. from Trinity College and his J.D. from Columbia Law School.

Paul Kleutghen (age 46) has been Senior Vice President of Strategic Development of the Company since February 1998. From 1993 to 1998, he was Vice President of Business Development. Between 1989 and 1993, he was Vice President of Materials and Operations. Prior to joining Schein, Mr. Kleutghen was with Pfizer Pharmaceutical culminating with his assignment as Director of Product Planning for the U.S. pharmaceutical division. Mr. Kleutghen earned an undergraduate degree in Engineering and Computer Science from the University of Leuven in Belgium and an MBA in Finance from the University of Chicago.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock, par value $0.01 per share (the Common Stock), has traded on the New York Stock Exchange since April 9, 1998, the date of its initial public offering, under the trading symbol "SHP".

The high and low sale prices for the Common Stock as reported by the New York Stock Exchange for the periods since the Company's initial public offering are summarized below.

                                      Fourth         Third        Second
                                      Quarter       Quarter       Quarter
                                      -------       -------       -------
Market price per share:      High     $16-3/4      $31-3/4        $32-7/16
                             Low      $ 6          $11-11/16      $20-1/2


As of February 26, 1999, there were approximately 129 holders of record of the Company's Common Stock, which does not include those who held in street or nominee name. Since its initial public offering, the Company has not paid a cash dividend on its Common Stock and does not anticipate paying dividends in the foreseeable future.


The Company's Revolving Credit and Term Loan agreement and its Senior Floating Rate Notes contain restrictions on the payment of dividends. Amounts available for dividends as permitted by the Revolving Credit and Term Loan agreement were not material at December 26, 1998.

There were no sales of unregistered securities by the Company during the fiscal year ended December 26, 1998.

ITEM 6. SELECTED FINANCIAL DATA


The following selected consolidated financial data with respect to the Company's financial position and its results of operations as of and for each of the five years ended December 1998 set forth below have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto.

                                                       1998       1997      1996     1995(1)      1994
                                                       ----       ----      ----     -------      ----
                                                            (In thousands, except per share data)
Statement of Operations Data:
Net revenues.......................................  $523,229   $490,170  $476,295   $391,846    $385,428
Cost of sales......................................   349,140    329,761   320,675    250,507     237,380
                                                     --------   --------  --------   --------    --------
Gross profit.......................................   174,089    160,409   155,620    141,339     148,048
Costs and expenses:
   Selling, general and administrative.............    87,162     81,809    87,329     75,274      71,783
   Research and development........................    29,245     29,387    27,030     28,324      19,170
   Amortization of goodwill and other intangibles..     8,754     10,196    10,195      3,399        --
   Non-recurring charges (1).......................   161,200        --       --       30,000      33,594
                                                     --------   --------  --------   --------    --------
Operating income (loss)............................  (112,272)    39,017    31,066      4,342      23,501
Interest expense, net..............................    20,626     26,578    23,285     10,005       1,493
Other expenses (income), net (2)...................    (2,246)    (9,318)    1,193     (1,245)        212
                                                     --------   --------  --------   --------    --------
Income (loss) before provision (benefit) for income
   taxes and extraordinary item....................  (130,652)    21,757     6,588     (4,418)     21,796
Income (loss) before extraordinary item............  (116,366)    11,102     1,397    (14,900)      6,631
Net income (loss)..................................  (118,026)    11,102     1,397    (14,900)      6,631
                                                     ========   ========  ========   ========    ========

Earnings (loss) per share, basic and diluted (3):
   Income (loss) before extraordinary item.........  $  (3.72)  $   0.39  $   0.05   $  (0.52)   $   0.23
   Net income (loss)...............................     (3.77)      0.39      0.05      (0.52)       0.23
                                                     ========   ========  ========   ========    ========

                                                       1998       1997      1996     1995(1)      1994
                                                       ----       ----      ----     -------      ----
                                                                       (In thousands)
Balance Sheet Data:
Working capital..................................    $  8,287   $ 73,249  $ 99,111   $ 92,021    $ 98,610
Total assets.....................................     452,996    534,126   544,312    522,410     269,729
Short-term debt, including current portion of
    long-term debt...............................     103,975     56,440    41,090     40,078       3,465
Long-term debt, less current portion.............     124,482    198,705   245,390    240,480      42,462
Total debt.......................................     228,457    255,145   286,480    280,558      45,927
Stockholders' equity.............................      78,485    139,715   129,980    125,692     140,164


(1) Non-recurring charges include: (i) the 1998 accounting charge the Company recorded as a result of the actions taken by the FDA and the FDA Consent Agreement reached (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the consolidated financial statements), (ii) the 1995 acquired in-process research and development of $30.0 million in connection with the purchase of Marsam (the Company's results of operations include Marsam from September 1995, the date of purchase), and (iii) costs recognized by the Company in 1994 in connection with a corporate reorganization. From 1992 to 1994, the

      Company engaged in a series of corporate reorganization transactions, including the separation of the Company from Henry Schein, Inc., which is engaged in the direct marketing of health care products and services to office-based health care practitioners. In connection with these transactions, Bayer purchased from the Company's stockholders 28.3% of the then currently outstanding shares of the Company, and agreed with the Company to pursue future strategic alliances. The charge for special compensation incurred in connection with the reorganization aggregated $33.6 million for 1994.

(2) Other expenses (income), net, includes equity in earnings (loss) of unconsolidated international ventures of $(1.9) million, $(3.4) million, $(3.4) million and $(0.4) million in 1998, 1997, 1996 and 1995, respectively, and gains on sales of marketable securities of $4.4 million and $12.7 million in 1998 and 1997, respectively.

(3) See Note 1 to the consolidated financial statements of the Company for information concerning the computation of earnings (loss) per share.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the selected consolidated financial data and the Company's consolidated financial statements and notes thereto. Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed below in "Future Trends".

Overview

The Company manufactures and markets two classes of pharmaceutical products, generic products and branded products. Revenues from branded products are derived from sales of INFeD(R), the leading injectable iron product in the United States (U.S.). Generic revenues include sales of generic products and patent settlements resulting from the Company's patent challenge activities.


The following table sets forth the net revenues of the Company's generic and branded businesses for each of the periods shown:

                                                Years Ended December
                                          ---------------------------------
                                             1998       1997       1996
                                          ---------------------------------
                                                   (In millions)
Generic business:
    Generic products....................    $393.7     $360.8     $374.8
    Patent settlement revenues..........      30.0       25.0       13.5
                                            ------     ------     ------
        Total generic revenues..........     423.7      385.8      388.3
Branded business:
    INFeD                                     99.5      104.4       88.0
                                            ------     ------     ------
        Total net revenues..............    $523.2     $490.2     $476.3
                                            ======     ======     ======


On September 10, 1998 the Food and Drug Administration (FDA) initiated a seizure action against all products in the Company's possession which had been manufactured by the Company's Steris Laboratories, Inc. (Steris) subsidiary. Subsequently, on October 16, 1998 Steris entered into a consent agreement with the FDA. As a result of these actions, the Company recorded a one-time restructuring charge of $161.2 million pretax, or $135.0 million, net of tax benefit, relating to the effects of the consent agreement with the FDA, (see "Consent Agreement and Restructuring Charge").

The Company's results of operations depend on its ability to develop and commercialize new pharmaceutical products. Generally, following the expiration of patents and any other market exclusivity periods for branded drugs, the first pharmaceutical manufacturers to successfully market generic equivalents of such drugs achieve higher revenues and gross profit than do later market entrants. As competing generic equivalents reach the market, selling price, unit sales volume and profit margin of the earliest generic versions often decline significantly. For these reasons, the Company's ability to achieve overall growth in revenues and profitability depends on its being among the first companies to introduce new generic products. During the past five years, the Company has introduced a number of generic products to the market at patent expiration dates and, in a number of cases, prior to patent expiration of the branded product by successful challenges to the patent under the Drug Price Competition and Patent Term Restoration Act of 1984 (The Waxman - Hatch Act).

The branded business was launched in 1992 with the introduction of INFeD, the leading injectable iron product in the U.S. The Company added to its branded product portfolio with the approval of Ferrlecit(R) in February 1999, its next-generation iron product. The approval was received by the Company's alliance partner, Makoff R & D Laboratories, Inc. The Company has exclusive marketing rights to Ferrlecit in the U.S. and certain other countries. In order to create a more predictable and diverse revenue stream, the Company has been making on-going investments in its branded business. As compared with generic products, branded products offer stronger competitive protection and typically sell at higher prices and achieve more stable margins.

The Company's dependence on a limited number of products, the lifecycles of such products, and the timing of receipt of patent settlement revenues have resulted in significant fluctuations in the Company's earnings. Continued growth in the Company's revenues will depend on continued market demand for its products and the successful introduction and marketing of new products.

The development, manufacture, marketing and sale of pharmaceutical products is subject to extensive Federal, state and local regulation. The Company, like other industry participants, must obtain approval from the FDA before marketing most drugs, and must demonstrate continuing compliance with current Good Manufacturing Practices (cGMP) regulations in its production activities. Over the last several years, the FDA has inspected various Company manufacturing facilities. As a result of these inspections, the FDA has required that the Company modify certain of its manufacturing and other practices and, at times, withheld approval of certain applications for new products, pending satisfactory resolution of issues identified during the inspections. Following the September 1998 FDA seizure of Steris - manufactured products, the Company's Phoenix, Arizona facility is operating under a consent agreement. Significant delays in the review or approval of applications for new products could have a material adverse effect on the Company's future prospects.

Consent Agreement and Restructuring Charge

Food and Drug Administration Consent Agreement

On September 10, 1998, the United States, on behalf of the FDA, based on actions it filed in federal court in the Southern District of New York on September 9 and in the District of Arizona on September 10, initiated seizures of drugs and drug related products manufactured by Steris. The actions alleged certain instances in which the Steris facility was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris products.

On or about October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent agreement with the FDA filed in the District of Arizona (to which the New York action had been transferred). Under the terms of the consent agreement, Steris is required, among other things, to demonstrate through independent certification that its processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The consent agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and Corrective Action Plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility.

Steris has submitted to the FDA the Corrective Action Plan provided for under the consent agreement and has begun implementation of that plan. Steris posted a bond in the amount of $6 million to secure certain obligations under the consent agreement.

As a result of the consent agreement, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures under the consent agreement, products that it will seek to manufacture once it satisfies all conditions under the consent agreement, and products it currently has decided not to manufacture. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from the Company or that are particularly significant to the Company.

The Steris facility accounted for approximately 40% of the Company's net sales and 50% of gross profits for the first six months of 1998. The Company resumed shipments of INFeD, its branded injectable iron product, from existing inventory on October 30, 1998. Newly manufactured lots of INFeD must undergo certification by independent experts and review by the FDA prior to commercial distribution. The Steris products the Company has decided not to manufacture in the near term contributed approximately $65 million in revenue in the 12-month period ended June 1998.

During the 30 days following the signing of the consent agreement, Steris continued and expanded the records review and product-testing program it initiated earlier in 1998, which includes oversight by independent expert consultants. Based on the findings of this program to date and other commitments under the consent agreement, Steris has initiated a number of recalls.

Restructuring Charge

As a result of the actions taken by the FDA and the consent agreement, the Company recorded a restructuring charge of $135.0 million, net of tax benefit, in 1998. The details of this restructuring charge are as follows:

(In millions)
------------------------------------------------------------------------
Costs of restructuring:
   Regulatory and compliance related costs............        $   12.7
   Temporary manufacturing shutdown costs.............             5.3
   Severance and related costs........................             5.4
   Recalls and related expenses.......................             2.0
   Other costs and expenses...........................             3.0
                                                              --------
                                                                  28.4
                                                              --------
Asset impairments:
   Inventory write-off................................            30.5
   Fixed asset impairment.............................             6.8
   Goodwill impairment................................            95.5
                                                              --------
                                                                 132.8
                                                              --------
            Total charges and impairments.............           161.2
            Income tax benefit........................           (26.2)
                                                              --------
                                                             $   135.0
                                                             =========


Costs of restructuring consist largely of costs incurred at the Steris facility and, to a lesser extent, costs of closing one of the Company's distribution centers and other steps taken by the Company to reduce its ongoing operating costs, including workforce reductions. Regulatory and compliance related costs consist primarily of costs related to products the Company will recondition and validation testing of products in the market as required by the consent agreement. Temporary manufacturing shutdown costs are the idle plant costs of the Steris facility. Severance costs relate to reductions in workforce costs at the Steris facility, the closed distribution center, and in the institutional sales and marketing organization. Workforce reductions in 1998 totaled approximately 370 individuals. Recalls and related expenses and other costs and expenses are those costs that the Company estimates will be incurred related to the consent agreement. As of December 26, 1998, $21.2 million had been charged against the restructuring reserve of $28.4 million established in 1998.

The inventory write-off was determined based upon the terms of the consent agreement that required the Company to destroy certain finished goods and work-in-process inventories. Additionally, valuation adjustments were recorded for raw materials and supplies associated with products that the Company no longer expects to market. Fixed asset impairments were recorded for plant and equipment at the Steris facility that is not expected to be utilized in production.

The goodwill impairment was recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In 1995, the Company acquired Marsam Pharmaceuticals, Inc. (Marsam), which, like Steris, is a manufacturer and marketer of generic injectable products for the institutional market. The Company subsequently combined the two organizations' sales and marketing forces with a goal of leveraging the combined product lines. Additionally, other functions were combined including manufacturing and research and development activities. As a result of the FDA consent agreement and the decision not to manufacture a significant number of Steris products, the Company's opportunities in and approach to the institutional market place were re-evaluated. As part of this re-evaluation, management reviewed the carrying value of the goodwill. Based upon an evaluation of projected non-discounted operating cash flows, management determined there was an impairment to goodwill. Fair value was then determined based upon discounted operating cash flows (using a discount rate of 9%). Based on this analysis, the goodwill amount was written off since it was deemed to have no remaining value.

Results of Operations

The following table sets forth certain selected statement of operations data as a percentage of net revenues for the periods indicated:


                                                                          Years Ended December
                                                                       --------------------------
                                                                        1998       1997     1996
                                                                        ----       ----     ----
Net revenues.........................................................  100.0%     100.0%   100.0%
Cost of sales........................................................   66.7       67.3     67.3
                                                                       -----      -----    -----
Gross profit.........................................................   33.3       32.7     32.7
Costs and expenses:
    Selling, general and administrative..............................   16.7       16.6     18.3
    Research and development.........................................    5.6        6.0      5.7
    Amortization of goodwill and other intangibles...................    1.7        2.1      2.1
    Restructuring charge.............................................   30.8         --       --
                                                                       -----      -----    -----
Operating income (loss)..............................................  (21.5)       8.0      6.6
Interest expense, net................................................    3.9        5.4      4.9
Other expenses (income), net.........................................   (0.4)      (1.9)     0.3
                                                                       -----      -----    -----
Income (loss) before provision (benefit) for income
     taxes and extraordinary item....................................  (25.0)       4.5      1.4
      Provision (benefit) for income taxes...........................   (2.7)       2.2      1.1
                                                                       -----      -----    -----
Income (loss) before extraordinary item..............................  (22.3)       2.3      0.3
    Extraordinary item...............................................   (0.3)        --       --
                                                                       -----      -----    -----
Net income (loss)....................................................  (22.6)%      2.3%     0.3%
                                                                       =====      =====    =====

1998 Compared to 1997

Overall revenues of generic and branded products were impacted by the FDA seizure action and the subsequent consent agreement relating to the Steris facility. Net revenues from branded and generic products manufactured at this facility decreased $67.2 million from $231.4 million in 1997 to $164.2 million in 1998.

Net revenues increased $33.0 million, or 6.7%, from $490.2 million in 1997 to $523.2 million in 1998, primarily due to an increase in revenues from generic solid dose products partially offset by a decrease in revenues from generic sterile dose products and INFeD, largely due to the interruptions in manufacturing and shipping following the FDA action in September. Revenues from the generic business increased by $37.9 million or 9.8% to $423.7 million in 1998 from $385.8 million in 1997. This increase was of the result of launching new products and other net unit growth, resulting in incremental revenues of $54.5 million partially offset by price erosion of $16.6 million or approximately 5%. The volume increase included $64.9 million of sales from two new product introductions in the fourth quarter of 1997 (methylphenidate and ketoprofen ER), net unit growth from all other products of $28.4 million, other new product revenues of $18.5 million, patent settlement revenue increase of $5.0 million (the final payment in connection with a patent settlement), offset by lower revenues from Steris manufactured products of $62.3 million.

Net revenues from the branded business decreased $4.9 million or 4.7% largely due to reduced sales of INFeD following the FDA action in September 1998. The decrease reflects lower volume of $8.6 million partially offset by a price increase of $3.7 million.

Gross profit increased $13.7 million, or 8.5%, from $160.4 million in 1997 to $174.1 million in 1998. The gross margin increased 0.6% in 1998 to 33.3% versus 32.7% in 1997. The increase in gross profit was principally the result of a more profitable mix of products sold, an increase in patent settlement revenue, and a lower percent of price erosion partially offset by lower volume of Steris manufactured products. New generic products with market exclusivity or limited competition contributed to the more profitable mix of products sold. The gross profit of $15 million from patent settlement revenues is net of a related $15 million payment to an independent consultant that is included in cost of sales. In that regard, for projects in which the independent consultant has rendered an opinion setting forth the basis for a possible patent challenge, the Company pays the independent consultant half of the adjusted gross profits (as defined) from the Company's sale of generic versions of the patented product until the date on which the patent would normally have expired or half the proceeds of any settlement.

Selling, general and administrative expenses increased $5.4 million, or 6.5%, from $81.8 million in 1997 to $87.2 million in 1998. Selling, general and administrative expenses were approximately 16.7% of net revenues in 1998 and in 1997. The increase in selling, general and administrative expenses was due primarily to higher branded products marketing and selling expenses of $2.7 million, including pre-launch activities on Ferrlecit and higher legal expenses of $1.6 million.

Research and development expenses of approximately $29.0 million were essentially at the same level in 1998 as in 1997.

Amortization of goodwill and other intangibles decreased from $10.2 million in 1997 to $8.8 million in 1998 due to the write-off of goodwill included in the third quarter restructuring charge.

A restructuring charge totaling $161.2 million ($135.0 million, net of tax benefit) was recorded in 1998. This charge relates to decisions by the Company to reduce its workforce, and consolidate distribution operations, and also includes the related non-cash write-off of goodwill, inventory, and impaired fixed assets (see "Consent Agreement and Restructuring Charge").

As a result of the factors discussed above, operating income decreased $151.3 million, from $39.0 million in 1997 to an operating loss of $112.3 million in 1998. Operating income, excluding the restructuring charge, increased $9.9 million, or 25.4% from $39.0 million in 1997, to $48.9 million in 1998.

Interest expense decreased $6.0 million, or 22.4%, from $26.6 million in 1997 to $20.6 million in 1998. The decline in interest expense was principally due to lower debt levels as the proceeds from the initial public offering were used to retire senior floating rate notes, lower interest rates as higher cost subordinated debt was exchanged for lower cost senior floating rate notes in December 1997, and lower interest rate spreads under the Company's credit agreement.

Other income, net, was $2.2 million in 1998 and $9.3 million in 1997. The change in other income, net, was primarily due to gains on the sale of marketable securities declining from $12.7 million in 1997 to $4.4 million in 1998.

The Company's effective tax benefit rate is lower than the statutory rate due to the effect of non-deductible expenses that generate no corresponding tax benefit. These non-deductible expenses are largely amortization of goodwill and the goodwill write-off of $95.5 million included in the 1998 restructuring charge.

The extraordinary item of $1.7 million in 1998 relates to the write-off of deferred financing fees and related costs in connection with the early retirement of $50 million of the Company's senior floating rate notes with proceeds of the Company's initial public offering.

1997 Compared to 1996

Net revenues increased $13.9 million, or 2.9%, from $476.3 million in 1996 to $490.2 million in 1997. In the branded business, sales increased $16.4 million, partially offset by a $2.5 million decline in the generic business. The increase in branded product sales reflected primarily an increase in units sold. The decline in generic business resulted from $49.5 million of price erosion, $20.6 million of discontinued products (resulting from the strategic decision in the second half of 1996 to discontinue certain lower-margin manufactured and lower margin outsourced products), partially offset by an increase of $26.6 million in sales of new products, a unit increase of $29.5 million in sales of all other products and an increase of $11.5 million in patent settlement revenues. Two new generic products launched in the fourth quarter of 1997, methylphenidate and ketoprofen ER, had combined revenues of $17.8 million in 1997.

Gross profit increased $4.8 million, or 3.1%, from $155.6 million in 1996 to $160.4 million in 1997. The gross margin percentage was the same at 32.7% in 1996 and 1997. The increase in gross profit was principally the result of the introduction of new products, increased revenues of INFeD and an increase in settlement revenues offset by generic price erosion. Gross profit from settlement revenues increased $5.7 million from $6.8 million in 1996 to $12.5 million in 1997. Gross profit reflects, among other things, settlement revenues reduced by payments to an independent consultant that are included in cost of sales.

Selling, general and administrative expenses decreased $5.5 million, or 6.3%, from $87.3 million in 1996 to $81.8 million in 1997. Selling, general and administrative expenses as a percent of net revenues decreased from 18.3% in 1996 to 16.6% in 1997. The decrease in selling, general and administrative expenses was due primarily to reducing the generic field sales force resulting from a consolidation of the customer base and overall cost control efforts.

Research and development expenses increased $2.4 million, or 8.7%, from $27.0 million in 1996 to $29.4 million as a result of increased research and development activities generally.

Amortization of goodwill and other intangibles was unchanged from the comparable period in 1996.

Primarily, as a result of increased gross profit and reductions in selling, general and administrative expenses discussed above, operating income increased $7.9 million, or 25.6%, from $31.1 million in 1996 to $39.0 million in 1997.

Interest expense, net, increased $3.3 million, or 14.1%, from $23.3 million in 1996 to $26.6 million in 1997 principally due to higher amortization of deferred financing expenses of $2.6 million and increased interest costs of $0.7 million resulting from refinancing of senior debt with higher cost subordinated debt in December 1996. The higher cost subordinated debt was exchanged for lower cost senior floating rate debt in December 1997.

Other expenses (income), net, changed by $10.5 million from an expense of $1.2 million in 1996 to income of $9.3 million in 1997 and was primarily due to gains on the sale of marketable securities of $12.7 million.

The Company's effective tax rate is higher than the statutory rate due to the effect of significant non-deductible expenses. The effective tax rate decreased from 78.8% in 1996 to 49.0% in 1997, primarily as a result of higher income offsetting fixed non-deductible expenses.


Liquidity and Capital Resources

On April 9, 1998, the Company consummated an initial public equity offering which generated net proceeds of $52.5 million. The majority of the proceeds of the offering were used to retire $50 million of the Company's senior floating rate notes.

As a result of the actions taken by the FDA and the consent agreement reached, the Company recorded a restructuring charge in 1998 of $161.2 million pre-tax. Of this amount, approximately $132.8 million consisted of non-cash write-offs. The remaining $28.4 million consisted of charges which have resulted or will result in cash outlays by the Company. It is expected that principally all cash outlays related to the restructuring charge will be completed by the end of 1999. The Company expects to realize tax benefits as a result of the restructuring charge through the utilization of net operating loss carrybacks and carryforwards. The Company expects to receive approximately $15.9 million in tax refunds in 1999 and additionally will utilize various carryforwards in 1999. Accordingly, the net cash impact of the charge is not expected to be significant.

Net cash provided by operating activities of $7.9 million during 1998 was attributable to net loss of $118.0 million as adjusted for the effects of non-cash items of $149.1 million and changes in operating assets and liabilities totaling $23.2 million. Significant changes in operating assets and liabilities were comprised of: i) a decrease in accounts receivable of $6.1 million primarily due to lower fourth quarter sales in 1998 than in 1997, ii) an increase in inventories primarily attributable to an increase in raw materials purchased in anticipation of expected shortages in 1999, and iii) a decrease in income taxes of $18.9 million reflecting the effects of the income tax benefit related to the restructuring, partially offset by higher accrued expenses of $10.0 million, in part also due to the restructuring.

Net cash used in investing activities was $39.3 million. The net cash used in investing activities consisted primarily of capital expenditures of $22.4 million, including a $5.1 million purchase of land and a building previously leased, the acquisition of product rights and licenses of $16.1 million and international investments of $6.5 million, partially offset by proceeds from the sale of marketable securities of $6.6 million. Product rights and licenses and international investments consisted principally of a $10.0 million payment for an investment in Cheminor Drugs Limited under a strategic alliance agreement, a $7.0 million payment in connection with a product development and supply agreement with Elan Corporation Plc and a $5.0 million milestone payment under a trademark and distribution agreement for Ferrlecit.

Net cash of $31.0 million provided by financing activities for the year of 1998 was generated primarily from net proceeds from the Company's initial public offering of $52.5 million and proceeds from the stock purchase plan and the exercise of stock options of $5.4 million, offset by net repayments of debt of $26.7 million.

The Company amended its revolving credit and term loan agreement with its bank group in November 1998 as a result of the restructuring charge the Company recorded following the actions taken by the FDA in September 1998. This amendment provides for an increase in permissible investments and certain indebtedness. Additionally, it modified the minimum net worth requirement and adjusted certain required ratios (as defined therein) including leverage, fixed charge coverage and interest expense coverage. The amendment increased the interest rate spread the Company pays by 100 basis points under the revolving credit and term loan agreement. Future interest expense will depend upon the Company's performance against leverage and interest expense ratios.

The Company believes that cash generated from its operations and the availability of $25 million under its revolving credit agreement as of December 1998 are sufficient to finance its level of operations and currently anticipated capital expenditures through the next 12 months. In the event the Company is unable to manufacture and distribute INFeD in 1999 or decides to make any significant acquisitions, it may be required to raise additional funds, through the issuance of additional debt or equity securities. There can be no assurance that such funds would be available on terms acceptable to the Company.


Future Trends

Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, raw material supply, net revenues, price erosion, gross profit, research and development expenses, selling, general and administrative expenses, recall related and litigation expenses, restructuring charge and other expenses, interest expense, Year 2000 matters, and the implementation of the terms and conditions of the consent agreement affecting Steris involve risks and uncertainties, including the risks and uncertainties detailed below. Actual results may differ significantly from those in any forward-looking statements.

The development, manufacture, marketing and sale of pharmaceutical products are subject to extensive Federal, state and local regulation in the U.S. and similar regulations in other countries. The Company, like its competitors, must obtain approval from the FDA before manufacturing and marketing most drugs and must demonstrate continuing compliance with cGMP regulations.

The Company's future results of operations depend upon its ability to resume the manufacturing of INFeD and the implementation of the Corrective Action Plan at Steris, to obtain FDA approval of new products, to validate its manufacturing processes, to comply otherwise with FDA cGMP standards and other governmental regulations to which the Company is subject, to procure a continuous supply of raw materials and to receive continued customer acceptance of its products. Additionally, there is often a time lag, sometimes significant, between the receipt of product approval and the actual marketing of the approved product due to the validation process. Over the past several years, the FDA has inspected the Company's manufacturing facilities and, in certain instances, has made inspectional manufacturing observations that include significant cGMP and application reporting deficiencies. As a result of these inspectional observations, for varying periods of time, each of the Company's facilities (other than its Humacao, Puerto Rico facility) has been ineligible (the Steris facility is currently ineligible) to receive new product approvals. Raw materials are generally available from several sources although this may not always be the case. For certain more significant products the Company strives to qualify more than one source, however, it currently has only one source for the active ingredient used in the manufacture of INFeD. Since the FDA product approval process requires specification of raw material suppliers, if raw materials from specified suppliers become unavailable, the Company would be required to file a supplement to its product filing to use a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share.

In the past years, there has been an increasing number of attempts to use Federal legislation and the regulatory process to extend the patent life of various drugs beyond the term permitted under current statutes. Although the generic drug industry thus far has been partially successful in defeating these attempts, the Company and industry could be adversely impacted if future legislation is enacted which delays the introduction of generic products that are expected to come off patent in the coming years.

The Company's future results of operations also may be affected by a variety of additional factors consistent with the nature of its business, including, but not limited to, changes in the intensity of competition affecting the Company's products and customers. Products with limited competition are generally sold at higher prices, resulting in relatively high gross margins. As competition increases, selling prices and gross margins can decline dramatically and impair overall profitability. Additionally, brand-name competitors are bundling the sale of their generic and branded products as well as introducing generic versions of their own branded products prior to, or at the time of expiration, of the patents for such drugs, which results in lower market share for the Company. The Company also has witnessed a consolidation of its customers such as chain drug stores and wholesalers. The Company will need to provide a continuous stream of new products and maintain its strong customer relations to offset these competitive pressures.

The Company's gross margins will be negatively impacted by the underutilization of its Steris manufacturing facility until such time as the volume of manufactured products increases significantly. Continuing compliance with the FDA cGMP standards and applicable environmental regulations will also affect the Company's future results of operations. Significant investments which increase the Company's overhead need to be made from time to time to maintain the required infrastructure to comply with the FDA cGMP standards. The Company, through its restructuring of operations begun in the third quarter of 1998 and continuing to the present, has consolidated its distribution facilities in an attempt to streamline its operations and has taken additional steps to reduce its overhead.

Shareholder litigation and various other legal matters remain unresolved in whole or in part. Refer to Note 12 of the consolidated financial statements for further discussion. Although the Company has established reserves it believes appropriate for these matters, the final outcome may exceed the estimates used in establishing those reserves and may have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operations. Additionally, the Company has insurance coverage that in selected circumstances may be applicable.


Year 2000 Compliance

The Company is devoting significant resources throughout its business operations to minimize the risk of potential disruption from Year 2000 non-compliances. This situation is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The situation also extends to many automated devices; that is, operating and control systems that rely on embedded systems. In addition, the Company is at risk from Year 2000 failures on the part of its major supply-chain partners, including vendors, customers, financial institutions and government agencies, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

In 1997, a Year 2000 Compliance Initiative was established within the Company to address the following areas that are impacted by Year 2000 issues.

o     Business Transaction Systems
o     Plant Floor/Laboratory Applications & Devices
o     Computer Network
o     Supply-Chain Partner Compliance Readiness

The Business Transaction Systems include applications that process and handle the Company's day-to-day business transactions. These include applications for customer order/billing, finished goods inventory and distribution, manufacturing and laboratory support, EDI, contract processing, forecasting and vendor managed inventory. The Plant Floor/Laboratory Applications and Devices include applications and devices installed at the Company's manufacturing, laboratory, distribution and office facilities that are date capable and/or contain embedded systems. The Computer Network includes PC hardware devices, software, applications and files installed on the Company's network devices and stand-alone PCs.

To continue business activities with the Company's trading partners (i.e., customers, suppliers, payers, financial institutions, etc.) all entities that comprise the Company's supply-chain must be Year 2000 compliant. Certain failures due to non-compliance may result in significant disruptions to business activities with possible adverse financial consequences to the Company. The Company has contacted its suppliers, customers and other parties to determine their "state of readiness" for Year 2000 compliance. The Company is developing contingency plans to address potential disruptions in the Company's supply-chain activities.

The Company's Year 2000 efforts are being coordinated through a task force chaired by its Vice President of Information Systems, as well as task forces in each of the Company's facilities. The Vice President of Information Systems reports periodically to the Board of Directors with respect to the Company's Year 2000 efforts.

The Company's approach to and the anticipated timing of each phase are described below:

Phase I - Inventory. The first phase included an inventory of all of the Company's hardware, software, applications and automated devices that are date capable and/or contain embedded systems, and the identification of supply-chain partners whose Year 2000 failures might significantly impact the Company. The inventory process for the Business Transaction Systems, Plant Floor/Laboratory Applications & Devices and Computer Network has been completed; also, an initial survey of the Company's suppliers, customers and financial institutions was completed to determine their "state of readiness" for Year 2000 compliance. A second survey is in the process of being conducted to update the status of the Company's supply-chain partners for Year 2000 compliance.

Phase 2 - Assessment. During the assessment phase, a detailed assessment of each system included in the inventory was conducted to determine its Year 2000 compliance status and, as appropriate, to suggest a remediation strategy (i.e., repair, replace, re-engineer, or retire). The assessment process for the Business Transaction Systems, Plant Floor/Laboratory Applications & Devices and the Computer Network has been completed.

Phase 3 - Triage. The purpose of triage is to examine the Company's core business operations and prioritize Year 2000 activities in preparation for the resolution phase. During the triage phase, a priority is assigned to each non-compliant system based on business impact, cost and expected time to repair. Triage has been completed for the Business Transaction Systems and the Plant Floor/Laboratory Applications & Devices; Triage for the Computer Network is expected to be completed by April 1999.

Phase 4 - Resolution. During resolution, specific Year 2000 problems are resolved and unit tested including efforts to repair, replace, re-engineer or retire non-compliant systems. Of the sixteen (16) Business Transaction Systems assessed, twelve (12) were identified as Year 2000 non-compliant which required remediation. To date, nine (9) of the non-compliant systems have been remediated to be Year 2000 compliant; the remediation of the remaining three (3) non-compliant systems is scheduled for completion during second quarter of 1999. Resolution of the Plant Floor/Laboratory Applications & Devices is expected by the end of the second quarter of 1999, and for the Computer Network by the end of the third quarter of 1999.

Phase 5 - Integration Testing. Integration testing includes the testing of an entire partition to ensure that the individual systems perform together in a Year 2000 ready manner. A partition is a logical combination of systems, automated devices and/or components defined by a set of functional and/or business criteria. Integration testing has been completed for nine (9) of the twelve (12) non-compliant Business Transaction Systems; integration testing for the Plant Floor/Laboratory Applications & Devices and the Computer Network is expected to be completed by the end of the third quarter of 1999.

Phase 6 - Deployment. During deployment, corrected and tested systems are released into the operational environment. This includes final verification after deployment and the development of rollback and contingency plans. With nine (9) Business Transaction Systems deployed and four (4) Business Transaction Systems that did not require remediation the Company has thirteen (13) Business Transaction Systems that are Year 2000 compliant. Deployment of the Plant Floor/Laboratory Applications & Devices and the Computer Network is expected to be completed by the end of the fourth quarter of 1999.

All costs associated with Year 2000 compliance are being expensed as incurred and are not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, there is uncertainty concerning the potential costs and effects associated with Year 2000 compliance. Thus, if the Company is unsuccessful in identifying or remediating all Year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, its results of operations or financial condition could be materially adversely impacted.

Based upon its efforts to date, the Company believes that all critical and important systems will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major supply-chain partners and public and private providers of infrastructure services, such as utilities, communications services and transportation, will also be prepared for the year 2000, and to develop contingency plans to address any failures on their part to become Year 2000 compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

The nature and focus of the Company's efforts to address the Year 2000 problem may be revised periodically as interim goals are achieved or new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The carrying amounts reported for revolving credit and long-term debt approximate fair value because the interest rates on these instruments are subject to changes with market interest rates.

In order to manage interest rate exposure, the Company has entered into interest rate swap agreements to exchange variable rate debt into fixed rate debt without the exchange of the underlying principal amounts. Net payments or receipts under the agreements are recorded as adjustments to interest expense.

As of December 26, 1998, the Company had $150 million notional amount outstanding in interest rate swaps. These swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 5.45% for the variable LIBOR rate of 5.59% on the Company's debt. The swaps expire in September 1999 and February 2001.

While the Company is exposed to credit loss in the event of nonperformance by the counterparties of these contracts, the Company does not anticipate nonperformance by the counterparties. The Company does not require collateral or other security to support these financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



The Consolidated Financial Statements, and notes thereto, are presented as set forth below:


SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES                                               Page
Report of Independent Certified Public Accountants......................................    36
Consolidated Balance Sheets as of December 26, 1998 and December 27, 1997...............    37
Consolidated Statements of Operations for  the years ended December 26, 1998, December
  27, 1997 and December 28, 1996........................................................    38
Consolidated Statements of Stockholders' Equity for the years ended December 26, 1998,
  December 27, 1997 and December 28, 1996...............................................    39
Consolidated Statements of Cash Flows for the years ended December 26, 1998, December
  27, 1997 and December 28, 1996........................................................    40
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 26,
  1998, December 27, 1997 and December 28, 1996.........................................    41
Notes to Consolidated Financial Statements..............................................    42-60

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Schein Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Schein Pharmaceutical, Inc. and subsidiaries as of December 27, 1997 and December 26, 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 26, 1998. These consolidated financial statements are the responsibility of the management of Schein Pharmaceutical, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schein Pharmaceutical, Inc. and subsidiaries as of December 27, 1997 and December 26, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 1998 in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
February 10, 1999

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


                                                                          December 26,    December 27,
                                                                              1998            1997
                                                                          ------------    ------------
                                  Assets
                                  ------
     Current assets:
         Cash and cash equivalents....................................      $     377      $     804
         Accounts receivable, less allowance for possible losses of
           $2,486 and $2,260..........................................         82,498         88,781
         Inventories..................................................        106,351        119,142
         Income taxes receivable......................................         15,900             --
         Deferred income taxes........................................          8,838         10,204
         Other current assets.........................................          6,046          3,831
                                                                            ---------      ---------
              Total current assets....................................        220,010        222,762
     Property, plant and equipment, net...............................        112,224        110,432
     Product rights, licenses and regulatory approvals, net...........        107,769         86,564
     Goodwill, net....................................................             --         98,366
     Other assets.....................................................         12,993         16,002
                                                                            ---------      ---------
                                                                            $ 452,996      $ 534,126
                                                                            =========      =========
                   Liabilities and Stockholders' Equity
                   ------------------------------------
     Current liabilities:
         Accounts payable and accrued expenses........................      $  99,122      $  81,478
         Income taxes payable.........................................          8,626         11,595
         Revolving credit and current maturities of long-term debt....        103,975         56,440
                                                                            ---------      ---------
             Total current liabilities................................        211,723        149,513
     Long-term debt, less current maturities..........................        124,482        198,705
     Deferred income taxes............................................         29,719         37,080
     Other non-current liabilities....................................          8,587          9,113
     Commitments and contingencies
     Stockholders' equity:
         Common stock, $.01 par value; 100,000 authorized shares;
           issued and outstanding 32,499 and 28,693 shares............            325            287
         Additional paid-in capital...................................         97,176         38,494
         Retained earnings (accumulated deficit)......................        (18,543)        99,483
         Accumulated other comprehensive income (loss)................           (473)         1,502
           Other......................................................             --            (51)
                                                                            ---------      ---------
             Total stockholders' equity...............................         78,485        139,715
                                                                            ---------      ---------
                                                                            $ 452,996      $ 534,126
                                                                            =========      =========


          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except earnings (loss) per share)


                                                                             Years Ended
                                                      --------------------------------------------------------
                                                         December 26,        December 27,       December 28,
                                                             1998                1997               1996
                                                      -----------------   -----------------  -----------------
  Net revenues.......................................    $   523,229          $   490,170         $ 476,295
  Cost of sales......................................        349,140              329,761           320,675
                                                      -----------------   -----------------  -----------------
  Gross profit.......................................        174,089              160,409           155,620
  Costs and expenses:
          Selling, general and administrative........         87,162               81,809            87,329
          Research and development...................         29,245               29,387            27,030
          Amortization of goodwill and other
            intangibles..............................          8,754               10,196            10,195
          Restructuring charge.......................        161,200                  --                 --
                                                      -----------------   -----------------  -----------------
  Operating income (loss)............................       (112,272)              39,017            31,066
  Interest expense, net..............................         20,626               26,578            23,285
  Other expenses (income), net.......................         (2,246)              (9,318)            1,193
                                                      -----------------   -----------------  -----------------
  Income (loss) before provision (benefit) for income
           taxes and extraordinary item..............       (130,652)              21,757             6,588
  Provision (benefit) for income taxes...............        (14,286)              10,655             5,191
                                                      -----------------   -----------------  -----------------
  Income (loss) before extraordinary item............       (116,366)              11,102             1,397
  Extraordinary item: loss on early extinguishment of
          debt, net of income tax of $1,144..........         (1,660)                  --                --
                                                      -----------------   -----------------  -----------------
  Net income (loss)..................................   $   (118,026)         $    11,102         $   1,397
                                                      =================   =================  =================

  Earnings (loss) per share, basic and diluted:
          Income (loss) before extraordinary item....    $     (3.72)         $      0.39     $        0.05
          Extraordinary item.........................          (0.05)                  --                --
                                                      -----------------   -----------------  -----------------
          Net income (loss)..........................    $     (3.77)         $      0.39     $        0.05
                                                      =================   =================  =================

  Weighted average common shares outstanding.........         31,332               28,693            28,718
                                                      =================   =================  =================


          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                   Accumulated
                                                                                      Retained        Other
                                                                       Additional     Earnings    Comprehensive
                                                     Common Stock        Paid-in    (Accumulated      Income
                                                  Shares      Amount     Capital       Deficit)       (Loss)      Other
                                                  ------      ------     -------       --------       ------      -----
Balance, December 30, 1995...................     28,743        $287     $39,548      $ 86,984        $   39     $(1,166)
     Net income..............................         --          --          --         1,397            --          --
Amortization of options issued as
     compensation............................         --          --          --            --            --         389
Unrealized gains on marketable securities....         --          --          --            --         4,293          --
Repurchase and retirement of shares..........        (50)         --        (956)           --            --          --
Foreign currency translation adjustments.....         --          --          --            --          (835)         --
                                                  ------         ---      ------        ------         -----         ----
Balance, December 28, 1996...................     28,693         287      38,592        88,381         3,497        (777)
     Net income..............................         --          --        --          11,102            --          --
Amortization of options issued as
     compensation............................         --          --         (98)           --            --         726
Decline in unrealized gains on
marketable securities........................         --          --          --            --        (2,046)         --
Foreign currency translation adjustments.....         --          --          --            --            51          --
                                                  ------         ---      ------        ------         -----         ----
Balance, December 27, 1997...................     28,693         287      38,494        99,483         1,502         (51)
     Net loss................................         --          --          --      (118,026)           --          --
     Shares issued in initial public offering      3,450          35      52,415            --            --          --
     Shares issued upon exercise of stock
       options, including tax benefit........        249           2       5,212            --            --          --
Shares issued to employee stock purchase plan        107           1       1,055            --            --          --
Amortization of options issued as
   compensation..............................         --          --          --            --            --          51
Decline in unrealized gains on
marketable securities........................         --          --          --            --        (2,096)         --
Foreign currency translation adjustments.....         --          --          --            --           121          --
                                                  ------         ---      ------        ------         -----         ----
Balance, December 26, 1998...................     32,499        $325     $97,176      $(18,543)       $ (473)    $    --
                                                  ======        ====     =======      ========        ======     =======








          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Years Ended
                                                                     -----------------------------------------------
                                                                       December 26,    December 27,    December 28,
                                                                           1998            1997            1996
                                                                     --------------- --------------- ---------------
  Cash flows from operating activities:
     Net income (loss).............................................    $ (118,026)      $   11,102     $   1,397
    Adjustments to reconcile net income (loss) to net
      cash flows from operating activities:
       Depreciation and amortization...............................        24,600           25,474        25,450
       Impairment of long-lived assets, due to restructuring.......       102,280              --             --
       Inventory write-off, due to restructuring...................        30,500              --             --
       Deferred income taxes.......................................        (4,896)          (2,676)       (3,342)
       Gain on sale of marketable securities.......................        (4,439)         (12,745)           --
       Extraordinary  item: loss on early extinguishment of debt,
         non-cash.................................................          2,304               --            --
       Other.......................................................        (1,282)            3,698         4,360
    Changes in operating assets and liabilities:
       Accounts receivable.........................................         6,060          (16,346)      (15,743)
       Inventories.................................................       (17,709)          12,123       (15,305)
       Prepaid expenses and other assets...........................        (2,707)          (1,205)        2,048
       Income taxes................................................       (18,869)           3,694         9,140
       Accounts payable, accrued expenses and other liabilities....        10,041           11,756         2,751
                                                                     --------------- --------------- ---------------
  Net cash provided by operating activities........................         7,857           34,875        10,756
                                                                     --------------- --------------- ---------------
  Cash flows from investing activities:
    Capital expenditures...........................................       (22,381)         (14,446)      (11,309)
    Product rights and licenses....................................       (16,143)            (150)       (4,089)
    International investments......................................        (6,511)            (173)       (2,036)
    Proceeds from the sale of marketable securities................         6,607           14,737            --
    Other, net.....................................................          (872)             119        (2,582)
                                                                     --------------- --------------- ---------------
  Net cash provided by (used in) investing activities..............       (39,300)              87       (20,016)
                                                                     --------------- --------------- ---------------
  Cash flows from financing activities:
    Principal payments on, or repayments of, debt..................      (192,208)        (287,090)     (261,078)
    Proceeds from issuance of debt.................................       165,520          255,755       267,000
    Net proceeds from initial public offering......................        52,450               --            --
    Proceeds from employee stock purchase plan and exercise
       of stock options............................................         5,367               --            --
    Increase in other non-current assets...........................          (113)          (4,962)       (2,360)
                                                                     --------------- --------------- ---------------
  Net cash provided by (used in) financing activities..............        31,016          (36,297)        3,562
                                                                     --------------- --------------- ---------------
  Net decrease in cash and cash equivalents........................          (427)          (1,335)       (5,698)
  Cash and cash equivalents, beginning of year.....................           804            2,139         7,837
                                                                     =============== =============== ===============
  Cash and cash equivalents, end of year...........................      $    377        $     804      $  2,139
                                                                     =============== =============== ===============

  Supplemental cash flow information:
       Taxes paid..................................................      $  9,274        $   7,546      $  5,813
       Interest paid...............................................        20,317           25,182        23,508
       Product rights and licenses acquired with liabilities.......        12,289               --            --

          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                                           Years Ended
                                                      --------------------------------------------------------
                                                         December 26,        December 27,       December 28,
                                                             1998                1997               1996
                                                      -----------------   -----------------  -----------------
  Net income (loss)..................................    $  (118,026)         $  11,102           $   1,397
                                                      -----------------   -----------------  -----------------
  Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment.......            121                 51                (835)
       Unrealized holding gains arising during
              period.................................            612              5,537               4,293
       Less: reclassification adjustment for gains
              included in net income.................         (2,708)            (7,583)                 --
                                                      -----------------   -----------------  -----------------
  Other comprehensive income (loss)..................         (1,975)            (1,995)              3,458
                                                      -----------------   -----------------  -----------------
  Comprehensive income (loss)........................    $  (120,001)         $   9,107           $   4,855
                                                      =================   =================  =================


Components of accumulated other comprehensive income (loss), included in the Company's consolidated balance sheets, are as follows:

                                                          December 26,        December 27,
                                                              1998                1997
                                                         --------------     ---------------
  Unrealized gains on marketable securities..........       $    190          $     2,286
  Cumulative foreign currency translation adjustment.           (663)                (784)
                                                         --------------      --------------
                                                            $   (473)         $     1,502
                                                         ==============      ==============



          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF ACCOUNTING POLICIES

The Company and Principles of Consolidation
Schein Pharmaceutical, Inc. and its subsidiaries (the Company) are engaged in developing, manufacturing, marketing and distributing generic pharmaceutical products and a line of specialty branded pharmaceutical products. The Company sells to drug store chains, retail pharmacies, dialysis chains, managed care organizations, hospitals and other institutions, both through drug wholesalers and directly, primarily in the United States. The Company operates in one segment.

On April 9, 1998, the Company consummated an initial public offering of common stock. In anticipation of the offering, the Company effected a 105-for-one stock split, and increased its authorized common stock to 100,000,000 shares. All applicable share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year's presentation.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities including restructuring reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Fiscal Year

The Company reports its operations on a 52-53 week basis ending on the last Saturday of December. All of the years presented in these statements include 52 weeks.


Revenue Recognition

Revenues are recognized when products are shipped. Provisions for estimated sales allowances, returns and losses are accrued at the time revenues are recognized.


Research and Development Expenditures

Expenditures for research and development are expensed as incurred.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued))

Stock-Based Compensation

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company provides pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".


Computation of Earnings Per Common Share

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the assumed exercise of stock options using the treasury stock method that could potentially dilute earnings per share. In all periods presented, there were no differences between basic and diluted income (loss) per common share because the assumed exercise of stock options was anti-dilutive. The assumed exercise of stock options could potentially dilute basic earnings per share amounts in the future.


Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents.


Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.


Property, Plant, Equipment, Depreciation and Amortization

Property, plant and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over estimated useful lives. Amortization of capital leases is computed using the straight-line method over the lease term.

Product Rights, Licenses, Regulatory Approvals and Goodwill

Product rights, licenses and regulatory approvals are amortized primarily on a straight-line basis over the expected profitable and useful lives of the underlying products and manufacturing facilities, generally for periods ranging from 10 to 15 years. Goodwill was being amortized over 25 years on a straight-line basis. Due to an impairment loss, the remaining net book value of goodwill was written off in the third quarter of 1998 (see Note 17).


Deferred Loan Fees

Costs incurred in connection with debt agreements are capitalized and included in other assets and amortized to interest expense using the effective interest method over the expected term of the related debt.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Investments in Marketable Securities

The Company's available-for-sale marketable securities are carried at fair market value and are included in other assets in the accompanying balance sheets. Unrealized gains are recorded directly to stockholders' equity, net of applicable income taxes. The Company uses the specific identification method of determining cost in calculating related gains and losses. The Company does not own held-to-maturity or trading securities.

Long-Lived Assets

Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment exists, the related assets will be written down to fair value. In connection with the Food and Drug Administration consent agreement, the Company determined that certain long-lived assets were impaired (see Note 17).

Taxes on Income

The Company accounts for income taxes under an asset and liability approach. Accordingly, deferred taxes on income are provided for those items for which the reporting period and methods for income tax purposes differ from those used for financial statement purposes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The carrying amounts reported for revolving credit and long-term debt approximate fair value because the interest rates on these instruments are subject to changes with market interest rates.

In order to manage interest rate exposure, the Company has entered into interest rate swap agreements to exchange variable rate debt into fixed rate debt without the exchange of the underlying principal amounts. Net payments or receipts under the agreements are recorded as adjustments to interest expense.

Concentration of Credit Risk

The Company is potentially subject to a concentration of credit risk with respect to its trade receivables, the majority of which are due from wholesalers, drug store chains and distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances and insurance to cover potential or anticipated losses for uncollectible accounts.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Foreign Currency Translations

Assets and liabilities of international affiliates, which are not material, are translated at current exchange rates and related translation adjustments are reported as a component of stockholders' equity. Income statement accounts are translated at the average rates during the period.


Effect of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be adopted in the Company's 2000 fiscal year. While management is still reviewing the statement, it believes the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.


NOTE 2--INVENTORIES

Inventories are summarized as follows:

                                                            December 26,       December 27,
                                                                1998               1997
                                                          ---------------     --------------
                                                                     (In thousands)
    Finished products..................................     $   29,207           $   45,568
    Work-in-process....................................         27,574               33,160
    Raw materials and supplies.........................         49,570               40,414
                                                          ---------------     --------------
                                                            $  106,351           $  119,142
                                                           ===============    ==============

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 3--PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

                                            Fixed Asset         December 26,         December 27,
                                               Lives                1998                 1997
                                          ----------------    -----------------    -----------------
                                             (In years)                   (In thousands)
    Land............................                            $     5,482          $     5,043
    Buildings and improvements......            40                   67,975               64,026
    Plant and office equipment......           3-10                 103,213              104,260
    Construction-in-progress........                                 11,141                9,553
                                                              -----------------    -----------------
                                                                    187,811              182,882
    Less:  Accumulated depreciation and amortization ...             75,587               72,450
                                                              -----------------    -----------------
                                                                $   112,224          $   110,432
                                                              =================    =================


Depreciation and amortization expense for property, plant and equipment amounted to $12.5 million, $11.7 million and $12.1 million in 1998, 1997 and 1996, respectively.


NOTE 4--INTANGIBLE ASSETS

Product rights, licenses and regulatory approvals, net, consist of the following:

                                                                December 26,         December 27,
                                                                    1998                 1997
                                                              -----------------    -----------------
                                                                          (In thousands)
    Product rights and licenses...........................      $    41,250         $     12,732
    Regulatory approvals, products........................           78,000               78,000
    Regulatory approvals, facilities......................           10,000               10,000
                                                              -----------------     -----------------
                                                                    129,250              100,732
    Less:  Accumulated amortization ......................           21,481               14,168
                                                              -----------------    -----------------
                                                                $   107,769         $     86,564
                                                              =================    =================



NOTE 5--MARKETABLE SECURITIES

Included in other assets in the accompanying balance sheets are marketable equity securities consisting of:

                                                                December 26,         December 27,
                                                                    1998                 1997
                                                              -----------------    -----------------
                                                                          (In thousands)
    Cost..................................................         $     8,724          $     3,677
    Gross unrealized gains................................                 320                3,399
                                                              -----------------    -----------------
    Fair value............................................         $     9,044          $     7,076
                                                              =================    =================

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Included in other income for 1998 and 1997 are realized gains of $4.4 million and $12.7 million, respectively, from the sale of marketable securities.

In 1998, the Company entered into a strategic alliance agreement with Cheminor Drugs Limited and its subsidiaries (Cheminor) and Dr. Reddy's Laboratories Limited and its subsidiaries (Reddy). As part of the arrangement, the Company purchased two million shares of Cheminor (12.79% of the outstanding shares of Cheminor) and other rights for $10.0 million, of which $6.2 million represented the fair value of the stock and $3.8 million represented product rights and other intangible assets. Pursuant to the agreement, Cheminor will make available to the Company its present and future dosage form generic products on an exclusive basis in the United States and certain other countries, and the Company will make available to Cheminor and Reddy its present and future products on an exclusive basis for sale in India and certain other countries. Cheminor and Reddy will make available to the Company bulk active pharmaceutical ingredients.


NOTE 6--INVESTMENTS IN INTERNATIONAL AFFILIATES

During 1998, 1997 and 1996, the Company invested approximately $0.3 million, $0.2 million and $2.0 million, respectively, to acquire up to a 50% interest in each of several international pharmaceutical businesses. At December 1998, the Company had guaranteed $6.1 million of borrowings of these businesses. These businesses are jointly owned with subsidiaries of Bayer AG, the parent of Bayer Corporation, a minority investor in the Company. These investments are accounted for under the equity method and are included in other assets in the accompanying balance sheets. Equity losses resulting from the Company's investments in international businesses in 1998, 1997 and 1996 are included in other expenses (income), net, in the accompanying statements of operations. The Company generally anticipates that these international businesses would not have significant revenues or operations for a period of at least two to three years following their establishment, during which time the businesses are expected to incur expenses to register products in anticipation of future sales.


NOTE 7--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Included in accounts payable, which total $41.2 million and $36.5 million, are outstanding checks of approximately $4.6 million and $6.9 million as of December 26, 1998 and December 27, 1997, respectively.

Accrued expenses consist of the following:

                                                                December 26,         December 27,
                                                                    1998                 1997
                                                              -----------------    -----------------
                                                                          (In thousands)
    Salaries and related expenses.........................        $     16,773         $     16,554
    Product rights and licenses...........................              12,289                   --
    Restructuring expenses (see Note 17)..................               7,232                   --
    Profit-sharing expenses...............................               5,242               12,567
    Other.................................................              16,337               15,904
                                                              -----------------    -----------------
                                                                  $     57,873         $     45,025
                                                              =================    =================

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 8-- TAXES ON INCOME

Provisions (benefits) for Federal, state and Puerto Rico income taxes consist of the following:

                                                                           Years Ended
                                                      -------------------------------------------------------
                                                         December 26,        December 27,       December 28,
                                                             1998                1997               1996
                                                      -----------------   -----------------  ----------------
                                                                           (In thousands)
  Current:
    Federal..........................................    $   (11,410)         $   10,952          $   7,404
    State and Puerto Rico............................            876               2,379              1,129
                                                      -----------------   -----------------  ----------------
                                                             (10,534)             13,331              8,533
                                                      -----------------   -----------------  ----------------
  Deferred:
    Federal..........................................         (2,677)             (1,705)            (2,215)
    State and Puerto Rico............................         (2,219)               (971)            (1,127)
                                                      -----------------   -----------------  ----------------
                                                              (4,896)             (2,676)            (3,342)
                                                      -----------------   -----------------  ----------------
                                                         $   (15,430)         $   10,655          $   5,191
                                                      =================   =================  ================



Differences between the Federal statutory rate and the Company's effective tax rate are as follows:

                                                                           Years Ended
                                                      --------------------------------------------------------
                                                         December 26,        December 27,       December 28,
                                                             1998                1997               1996
                                                      -----------------   -----------------  -----------------
                                                                          (In thousands)
  Statutory rate.....................................     $  (46,709)         $    7,615         $   2,309
  Amortization / write-off of goodwill...............         34,428               1,515             1,515
  Puerto Rico tax-exempt operations..................         (2,622)               (752)             (519)
  State and Puerto Rico taxes........................         (1,437)              1,642               241
  Equity in net loss of unconsolidated affiliates....            632                 494             1,202
  Other..............................................            278                 141               443
                                                      -----------------   -----------------  -----------------
                                                          $  (15,430)         $   10,655         $   5,191
                                                      =================   =================  =================



The Company has a tax grant in Puerto Rico which provides a 90% exclusion from Puerto Rico income tax. The 15 year tax grant began in 1996. The grant benefits are recognized in conjunction with the Company's election to compute its U.S. tax under Internal Revenue Code Section 936 which reduces the tax by an amount based on the Company's operations.

The exercise of stock options resulted in a tax benefit of $0.9 million in 1998 and is reflected as an increase in the income tax receivable and increase in additional paid-in capital.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Deferred income tax assets and liabilities are classified as current and non-current as follows:

                                                                  December 26,         December 27,
                                                                      1998                 1997
                                                              -----------------    -----------------
                                                                          (In thousands)
    Deferred income taxes, current:
      Deferred tax assets..............................            $      8,838         $    10,204
                                                              -----------------    -----------------
    Deferred income taxes, non-current:
      Deferred tax assets..............................                   8,779               7,341
      Deferred tax liabilities.........................                 (38,498)            (44,421)
                                                              -----------------    -----------------
                                                                        (29,719)            (37,080)
                                                              -----------------    -----------------
                                                                   $    (20,881)        $   (26,876)
                                                              =================    =================




Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                  December 26,         December 27,
                                                                      1998                 1997
                                                              -----------------    -----------------
                                                                          (In thousands)
    Gross deferred tax assets:
      Deferred compensation expenses...................            $     4,397          $    4,648
      Restructuring charge.............................                  4,061                  --
      Net operating loss carryforwards.................                  3,801               1,648
      Inventory valuation..............................                  3,461               4,682
      Accounts receivable allowances...................                    134               3,961
      Other............................................                  1,091               2,606
                                                              -----------------    -----------------
                                                                        16,945              17,545
                                                              -----------------    -----------------
    Gross deferred tax liabilities:
      Write-up of acquired assets to fair value........                (27,471)            (30,309)
      Depreciation and amortization....................                (10,228)            (12,883)
      Unrealized gains from marketable securities......                   (127)             (1,229)
                                                              ------------------   -----------------
                                                                       (37,826)            (44,421)
                                                              ------------------   -----------------
                                                                   $   (20,881)        $   (26,876)
                                                              ==================   =================




In 1998, the Company incurred operating losses of approximately $30.5 million which are deductible for federal tax purposes. The Company has prior year taxable income of $26.5 million available to partially recover the tax benefit on this loss. The balance of the federal operating loss is available as a net operating loss carryforward. The Company also has various state loss carryforwards which are available to offset future state taxable income. These carryforwards will expire at various times between 2000 and 2018.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 9--BORROWINGS

Long-term debt consists of the following:

                                                                 December 26,         December 27,
                                                                     1998                 1997
                                                              -----------------    -----------------
                                                                          (In thousands)
    Revolving credit and loan agreement...................        $    175,898         $    154,000
    Senior floating rate notes............................              50,000              100,000
    Capitalized lease obligations and other...............               2,559                1,145
                                                              -----------------    -----------------
                                                                       228,457              255,145
    Less:  Current maturities.............................             103,975               56,440
                                                              =================    =================
                                                                  $    124,482         $    198,705
                                                              =================    =================


Revolving Credit and Loan Agreement

In September 1995, the Company entered into a secured revolving credit and term loan agreement, as amended (the credit agreement) with a group of banks to provide funds for an acquisition, the repayment of certain of its debt, working capital and general corporate purposes. The credit agreement at December 1998 provided a term loan facility of $100.9 million and a revolving credit facility of $100.0 million available through December 2001. The borrowings outstanding under the revolving credit facility were $75.0 million and $44.0 million as of December 26, 1998 and December 27, 1997, respectively. Amounts borrowed under the revolving credit are classified as current in the accompanying balance sheets.

Borrowings under the credit agreement bear interest, which is payable at least quarterly, at a rate equal to the bank's floating base rate plus a premium ranging from 0.50% to 2.00%, or at a rate equal to LIBOR plus a premium ranging from 1.50% to 3.00%, depending upon the type of borrowing and the Company's performance against certain leverage and interest expense ratios. The effective borrowing rate was 7.71% and 7.91% at December 26, 1998 and December 27, 1997, respectively. A commitment fee ranging from 0.25% to 0.50% per annum of the unused daily amount of the total commitment is payable quarterly. Borrowings under the credit agreement are secured by a mortgage on all real property, liens on inventory and receivables and a pledge of subsidiaries' stock. The debt is guaranteed by the Company's domestic subsidiaries.

The credit agreement contains limitations and restrictions concerning investments, acquisitions, capital expenditures, debt, liens, transactions with affiliates, dividend payments and borrowings. In addition, the agreement requires the Company to maintain minimum net worth levels and certain ratios (as defined therein) of leverage to EBITDA, working capital and fixed charge coverage. Amounts available for dividends as permitted by the credit agreement as of December 26, 1998 were not material. Currently, the Company's credit agreement and its senior floating rate notes contain restrictions on the payment of dividends.


Senior Floating Rate Notes

In December 1997, the Company issued $100.0 million of senior floating rate notes due in 2004, the proceeds of which were used to repay a senior subordinated loan. Interest on the notes is payable quarterly at a rate per annum equal to LIBOR plus 3.0%. The effective borrowing rate was 8.47% as of December 26, 1998.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


In December 1997, the Company incurred costs of $4.4 million in connection with the senior floating rate notes. In April 1998, the Company consummated an initial public offering and generated net proceeds of $52.5 million. The majority of these proceeds were used to retire $50.0 million of the senior floating rate notes. This resulted in an extraordinary charge of $1.7 million, net of taxes, related to the early extinguishment of debt, which included the write-off of deferred financing fees as well as costs associated with the reacquisition of the notes. Excluding the amount treated as an extraordinary item in 1998, deferred loan fees amortized in 1998, 1997 and 1996 were $1.9 million, $3.3 million and $2.6 million, respectively.

The Company's senior floating rate notes are fully and unconditionally guaranteed jointly and severally by each of the Company's domestic wholly-owned subsidiaries. These subsidiaries sell all of their products to Schein Pharmaceutical, Inc., the parent company. Summarized financial information for these wholly-owned subsidiary guarantors (using the push-down method of accounting) is as follows:

                                                                    December 26,        December 27,
                                                                        1998                1997
                                                                   ---------------     ---------------
                                                                            (In thousands)
Current assets:
        Inventory.............................................     $      82,164       $      74,924
        Intercompany receivables..............................            63,385             119,191
        Other current assets..................................             3,960               4,197

Property, plant and equipment, net............................           101,139             104,807
Product rights, licenses and regulatory approvals, goodwill,
         net and other assets.................................            69,459             178,548

Current liabilities...........................................           119,591             109,800
Deferred income taxes and other liabilities...................            38,271              44,921
Long-term debt (pushed down)..................................           120,000             186,000


                                                                        Years Ended
                                                    ----------------------------------------------------
                                                      December 26,       December 27,      December 28,
                                                          1998               1997              1996
                                                   ----------------   ----------------  ----------------
                                                                       (In thousands)
Net revenues...................................        $   433,775       $    373,712      $    355,262
Gross profit...................................            127,317            100,151            91,689
Operating income (loss)........................           (131,787)            27,193            14,152
Net income (loss)..............................           (125,877)             7,383            (4,179)

Separate financial statements of the wholly-owned domestic subsidiary guarantors are not presented because management believes they would not be meaningful.


Included in interest expense is interest income in 1998, 1997 and 1996 of $0.2 million, $0.1 million and $0.4 million, respectively.

At December 26, 1998, aggregate required principal payments for the succeeding four years, the remaining term under the existing credit agreement, are $26.6 million in 1999, $32.2 million in 2000, $33.7 million in 2001 and $83.4 million in 2002.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 10--FINANCIAL INSTRUMENTS

As of December 26, 1998, the Company had $150 million notional amount interest rate swaps outstanding. These swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 5.45% for the variable LIBOR rate of 5.59% on the Company's debt. The swaps expire in September 1999 and February 2001.

While the Company is exposed to credit loss in the event of non-performance by the counterparties of these contracts, the Company does not anticipate nonperformance by the counterparties. The Company does not require collateral or other security to support these financial instruments.


NOTE 11--STOCKHOLDERS' EQUITY

Currently the Company has one class of common stock. Prior to the initial public offering in April 1998, the Company had Class A common shares and Class B common shares. Each of the two classes of stock were identical except that the Class B common shares were non-voting. Upon the initial public offering, the Class A common shares and Class B common shares converted on a one-for-one basis to a new share of the Company's common stock.

In connection with the offering, the Company's Board of Directors authorized the issuance of up to 2,000,000 shares of preferred stock, par value $.01 per share.


NOTE 12--COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company has a series of agreements (collectively, the Consulting Agreement) with a patent attorney (the Consultant). The Consulting Agreement generally provides that if a challenge based on an opinion of the Consultant results in either a favorable judicial determination which enables the Company to market a generic version of the product or in a settlement, the Company will pay the Consultant one half of the adjusted gross profit (as defined) from its sales of the generic versions of the patented product (until the date on which the patent would normally have expired) or one half of the proceeds of any settlement. Under the Consulting Agreement, the Consultant, together with the Company, has identified certain patents on branded pharmaceutical products susceptible to a challenge and the Consultant acted as counsel to the Company in those instances where it decided to proceed with a patent challenge.


In 1994, the Company settled two such patent challenges. The first settlement resulted in a series of cash payments to the Company. Included in net revenues are settlement revenues of $30.0 million, $25.0 million and $12.5 million in 1998, 1997 and 1996, respectively. Pursuant to the settlement, the Company paid profit sharing expenses to the Consultant amounting to $15.0 million, $12.5 million, and $6.3 million in 1998, 1997 and 1996, respectively. Such amounts are included in cost of sales.

The second settlement involved a license grant to the Company to begin manufacturing and marketing a product which was the subject of the patent challenge. Sales of such product commenced in 1996. In connection with the license grant, profit sharing expenses amounted to $4.4 million, $14.5 million and $8.6 million in fiscal 1998, 1997 and 1996, respectively. Profit sharing expenses are included in cost of sales.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2007. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 26, 1998, future net minimum annual rental payments under noncancelable leases are as follows (in thousands):

1999..........................................         $   5,262
2000..........................................             5,261
2001..........................................             4,467
2002..........................................             3,740
2003-2007.....................................            11,614
                                                    -------------
Total minimum lease payments..................         $  30,344
                                                    =============


Total rental expense for the years ended 1998, 1997 and 1996 was approximately $5.8 million, $5.6 million and $5.4 million, respectively.


Product Technology Licensing and Development

On March 31, 1998, the Company entered into an agreement with Elan Corporation Plc covering several products in various stages of development in the areas of oral sustained-release and transdermal products. Under the agreement and its amendments, the Company is obligated to pay $15.0 million in license fees through March 1999, of which $7.0 million was paid in 1998, and $8.0 million was included in accrued expenses at December 1998. Additionally, the Company may be obligated to pay approximately $3.5 million in additional fees as and when certain milestones are achieved. Certain of these fees may be increased by up to $2.0 million or decreased by up to $0.5 million depending on whether certain other milestones are achieved.

In 1994, the Company entered into a worldwide technology licensing and development agreement with a U.K. based pharmaceutical development company for the development of a portfolio of oral controlled release and transdermal products. Under the terms of the agreement, the Company is obligated to pay product licensing fees and development costs totaling $32.0 million, dependent on achievement of interim milestones. In 1996, the Company incurred obligations totaling $3.0 million, consisting of a $0.5 million licensing fee, which was capitalized, and $2.5 million in development costs which were charged to research and development expense. The Company recognized $2.3 million in development expenses in 1997. No amounts were expended in 1998. The remaining commitment under the agreement as of December 26, 1998 was $12.2 million, subject to the completion of milestones.

In 1996, the Company entered into a marketing and distribution agreement with a corporation to jointly commercialize Ferrlecit(R). Under the terms of the agreement, the Company is obligated to pay product licensing fees and development costs of $12.0 million, dependent on the achievement of certain milestones. The Company paid and capitalized $5.0 million and $2.0 million of product license fees in 1998 and 1996, respectively.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Litigation

In September and October 1998, following the commencement of a seizure action by the United States Food and Drug Administration (FDA) against the Company's Steris Laboratories, Inc. (Steris) facility on September 10, 1998 (see Note 17), a number of substantially similar complaints were filed in federal court in the District of New Jersey against the Company, its Chairman and Chief Executive Officer, its Chief Financial Officer and, in certain actions, one or more of the following: the Company's Senior Vice President of Technical Operations, General Counsel and three underwriters of the Company's April 9, 1998 initial public offering. Plaintiffs purported to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the initial public offering and allege that defendants violated the Securities Act of 1933 by making misrepresentations and omissions of material facts in connection with the initial public offering and in the registration statement and prospectus issued pursuant to the initial public offering. In November and December 1998, groups of plaintiffs seeking appointment as lead plaintiff for a class filed complaints or amended complaints that added claims under the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of purchasers of the Company's common stock between April 9, 1998 and September 28, 1998 to the claims described above. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages.

On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. Defendants have not yet responded to the complaints, pending the filing by lead plaintiffs of a consolidated amended complaint in the actions. The Company intends to defend itself vigorously against these actions.

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorney's fees to the patent holder and its licensee. The Company has been informed that the fees sought will be approximately $3 million, subject to final determination by the Court. The Company intends to appeal this decision.

In addition, the Company is a defendant in several product liability cases. These cases are typical for a company in the pharmaceutical industry. The Company also is involved in other proceedings and claims of various types. Management presently believes that the disposition of all such known product liability and other proceedings and claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, operations or liquidity.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 13--EMPLOYEE BENEFIT PLANS

Stock Option Plan

Under the Company's 1993 Stock Option Plan, 1995 Non-Employee Director Stock Option Plan and 1997 Stock Option Plan, the Company may grant non-qualified and incentive stock options to certain officers, employees and directors. The options expire ten years from the date of grant. Generally the options may be exercised subject to continued service (up to five years) and certain other conditions. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. The Company may grant an aggregate of 5,859,000 shares under the plans. The Company does not intend to issue 222,810 shares available for issuance under the 1993 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 26, 1998:

                                                   Options Outstanding                   Options Exercisable
                                        -----------------------------------------   ---------------------------
                                                         Weighted
                                                          Average      Weighted                    Weighted
                                                         Remaining     Average                      Average
                                             Number     Contractual    Exercise        Number      Exercise
                                          Outstanding   Life (years)    Price        Exercisable     Price
                                          -----------   ------------    -----        -----------     -----
    Exercise prices:
     $9.19 - $9.52.....................      188,265        5.0         $ 9.52          186,375     $ 9.52
     $13.63............................      686,166       10.0          13.63          201,327      13.63
     $14.29............................    1,113,745        8.6          14.29          456,221      14.29
     $17.00............................    1,702,754        7.9          17.00          755,410      17.00
     $19.05............................    1,089,375        5.5          19.05        1,052,485      19.05
     $26.19 - $26.75...................        2,039        9.4          26.61               --         --
                                           ---------       ----         ------        ---------     ------
                                           4,782,344        7.5         $16.06        2,651,818     $16.57
                                           =========       ====         ======        =========     ======


Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                                  Years Ended
                                       ------------------------------------------------------------------
                                        December 26, 1998      December 27, 1997      December 28, 1996
                                      ---------------------- ---------------------- ----------------------
                                                  Weighted               Weighted               Weighted
                                                   Average                Average                Average
                                                  Exercise               Exercise               Exercise
                                        Shares      Price      Shares      Price     Shares       Price
                                      ----------- ---------- ----------- ---------- ----------  ----------
Outstanding at beginning of year...   3,123,435     $17.36   2,521,575    $18.31    2,087,400     $18.10
Granted............................   2,063,485      14.75     887,145     14.29      513,135      19.05
Exercised..........................    (248,626)     17.35          --        --           --         --
Canceled...........................    (155,950)     18.14    (285,285)    16.67      (78,960)     17.45
                                      ---------              ---------              ---------
Outstanding at end of year.........   4,782,344     $16.06   3,123,435    $17.36    2,521,575     $18.31
                                      ---------              ---------              ---------

Options exercisable at year-end....   2,651,818     $16.57   1,917,405    $18.11    1,601,880     $17.96

Options available for grant........   1,076,656              2,735,565               460,425

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Under the accounting provisions of SFAS No. 123, the Company's pro-forma net income (loss) and earnings (loss) per share would have been:

                                                         1998              1997              1996
                                                   ----------------  ----------------  ----------------
                                                           (In thousands, except per share amount)
Net income (loss)..............................       $(123,265)          $7,402            $(903)
Net income (loss) per share:
    Basic and diluted..........................          $(3.93)           $0.26           $(0.03)


The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

                                                                       Years Ended
                                                    --------------------------------------------------
                                                     December 26,      December 27,      December 28,
                                                         1998              1997              1996
                                                   ----------------  ----------------  ----------------
Dividend yield.................................             0%                0%               0%
Expected volatility............................            29%               24%            0.01%
Risk-free interest rate........................           5.6%             6%-7%            5%-7%
Expected life - years..........................            10                10               10
Discount for marketability.....................             0%               25%              25%
Weighted average fair value of options granted.         $7.85             $6.26            $8.54


Employee Stock Purchase Plan

The Company has an employee stock purchase plan to offer employees an incentive to acquire an ownership interest in the Company. The plan permits eligible employees to purchase, through payroll deductions, an aggregate of 500,000 shares of common stock at approximately 85% of the fair market value of such shares. Under the plan, share purchases were 106,644 for the year ended 1998.

Other

The Company maintains a defined contribution retirement plan. The discretionary contributions to the plan by the Company vest to employees over seven years. Additionally, employees are permitted to make pre-tax contributions to the plan with the Company making matching contributions. The contributions, which were charged to operations, amounted to approximately $5.9 million, $4.6 million and $3.5 million for the years ended 1998, 1997 and 1996, respectively.

The Company has entered into deferred compensation agreements with certain officers of the Company. As of December 1998, future obligations under these agreements were approximately $3.3 million, assuming the officers remain with the Company over the remaining vesting period of one to two years. These agreements provide for accelerated vesting if there is a change in control of the Company and under certain other conditions. The Company expensed $1.3 million, $0.8 million and $4.8 million in the fiscal years ended 1998, 1997 and 1996, respectively, in connection with these agreements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Company established an unfunded supplemental retirement program for its CEO during 1994. The estimated obligation of $5.0 million is included in other liabilities.


NOTE 14--OTHER EXPENSES (INCOME), NET

                                                                           Years Ended
                                                      --------------------------------------------------------
                                                         December 26,        December 27,       December 28,
                                                             1998                1997               1996
                                                      -----------------   -----------------  -----------------
                                                                            (In thousands)
  Equity (earnings) loss of unconsolidated
         international ventures......................     $   1,872            $   3,372          $   3,439
  Gain on sales of marketable securities.............        (4,439)             (12,745)                --
  Other .............................................           321                   55             (2,246)
                                                      -----------------   -----------------  -----------------
                                                          $  (2,246)           $  (9,318)         $   1,193
                                                      =================   =================  =================


NOTE 15--RELATED PARTY TRANSACTIONS

The Company has a co-promotion agreement covering INFeD(R) which expires in June 1999 with Bayer Corporation, a minority investor in the Company. Under the terms of the agreement, in exchange for promotional support, the Company shared with Bayer Corporation financial results in excess of specified threshold amounts. Included in selling, general and administrative expenses are selling expenses under the agreement of approximately $3.0 million, $4.2 million and $3.0 million in 1998, 1997 and 1996, respectively. Included in accrued expenses as of December 26, 1998 and December 27, 1997 are approximately $0.8 million and $1.9 million, respectively, under this agreement.

In the ordinary course of business, the Company sells pharmaceutical products to affiliates for distribution to their customers. Net sales to the affiliates were $8.6 million, $12.8 million and $8.6 million in fiscal 1998, 1997 and 1996, respectively. Included in accounts receivable at December 26, 1998 and December 27, 1997 are amounts due from the affiliates for sale of products of approximately $5.3 million and $4.2 million, respectively.


NOTE 16--MAJOR CUSTOMERS AND PRODUCT

The following customers are nationwide wholesalers through whom the majority of the Company's products are distributed to the retail, institutional and managed care markets:

                                                Major Customers
                       -------------------------------------------------------------------
                               1998                   1997                  1996
                       ---------------------  --------------------- ----------------------
Customer A                     22%                    19%                    15%
Customer B                     14%                    18%                    16%
Customer C                     14%                    10%                    11%


One product, INFeD, generated 19%, 21%, and 19% of net revenues for 1998, 1997 and 1996, respectively.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 17--CONSENT AGREEMENT AND RESTRUCTURING CHARGE

Food and Drug Administration Consent Agreement

On September 10, 1998, the United States, on behalf of the FDA, based on actions it filed in federal court in the Southern District of New York on September 9 and in the District of Arizona on September 10, initiated seizures of drugs and drug related products manufactured by Steris. The actions alleged certain instances in which the Steris facility was not operating in conformity with current Good Manufacturing Practices (known as cGMP) regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris products.

On or about October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent agreement filed in the District of Arizona (to which the New York action had been transferred). Under the terms of the consent agreement, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The consent agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and Corrective Action Plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. Steris has submitted to the FDA the Corrective Action Plan provided for under the consent agreement and has begun implementation of that plan. Steris posted a bond in the amount of $6 million to secure certain obligations under the consent agreement.

As a result of the consent agreement, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures under the consent agreement, products that it will seek to manufacture once it satisfies all conditions under the consent agreement, and products it currently has decided not to manufacture. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from the Company or that are particularly significant to the Company.

The Steris facility accounted for approximately 40% of the Company's net sales and 50% of gross profits for the first six months of 1998. The Company resumed shipments of INFeD, its branded injectable iron product, from existing inventory on October 30, 1998. Newly manufactured lots of INFeD must undergo certification by independent experts and review by the FDA prior to commercial distribution. The Steris products the Company has decided not to manufacture in the near term contributed approximately $65 million in revenue in the 12-month period ended June 1998.

During the 30 days following the signing of the consent agreement, Steris continued and expanded the records review and product-testing program it initiated earlier in 1998, which includes oversight by independent expert consultants. Based on the findings of this program to date and other commitments under the consent agreement, Steris has initiated a number of recalls.

The consent agreement was filed as an exhibit to the Company's report on Form 8-K, dated October 27, 1998, and the foregoing description of the consent agreement is qualified in its entirety by reference to the full and complete terms of the consent agreement.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Restructuring Charge

As a result of the actions taken by the FDA and the consent agreement, the Company recorded a restructuring charge of $135.0 million, net of tax benefit, in 1998. The details of this restructuring charge are as follows (in millions):

Costs of restructuring:
   Regulatory and compliance related costs............        $   12.7
   Temporary manufacturing shutdown costs.............             5.3
   Severance and related costs........................             5.4
   Recalls and related expenses.......................             2.0
   Other costs and expenses...........................             3.0
                                                          -------------
                                                                  28.4
                                                          -------------
Asset impairments:
   Inventory write-off................................            30.5
   Fixed asset impairment.............................             6.8
   Goodwill write-off.................................            95.5
                                                          -------------
                                                                 132.8
                                                          -------------
            Total charges and impairments.............           161.2
            Income tax benefit........................           (26.2)
                                                          -------------
                                                             $   135.0
                                                          =============


Costs of restructuring consist largely of costs incurred at the Steris facility and, to a lesser extent, costs of closing one of the Company's distribution centers and other steps taken by the Company to reduce its ongoing operating costs, including workforce reductions. Regulatory and compliance related costs consist primarily of costs related to products the Company will recondition and validation testing of products in the market as required by the consent agreement. Temporary manufacturing shutdown costs are the idle plant costs of the Steris facility. Severance costs relate to reductions in workforce costs at the Steris facility, the closed distribution center, and in the institutional sales and marketing organization. Workforce reductions in 1998 totaled approximately 370 individuals. Recalls and related expenses and other costs and expenses are those costs that the Company estimates will be incurred related to the consent agreement. As of December 26, 1998, $21.2 million has been charged against the restructuring reserve of $28.4 million established in 1998.

The inventory write-off was determined based upon the terms of the consent agreement that required the Company to destroy certain finished goods and work-in-process inventories. Additionally, valuation adjustments were recorded for raw materials and supplies associated with products that the Company no longer expects to market. Fixed asset impairments were recorded for plant and equipment at the Steris facility that is not expected to be utilized in production.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The goodwill impairment was recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In 1995, the Company acquired Marsam Pharmaceuticals, Inc. (Marsam), which like Steris is a manufacturer and marketer of generic injectable products for the institutional market. The Company subsequently combined the two organizations' sales and marketing forces with a goal of leveraging the combined product lines. Additionally, other functions were combined including manufacturing and research and development activities. As a result of the FDA consent agreement and the decision not to manufacture a significant number of Steris products, the Company's opportunities in and approach to the institutional market place was re-evaluated. As part of this re-evaluation, management reviewed the carrying value of the goodwill. Based upon an evaluation of projected non-discounted operating cash flows, management determined there was impairment to goodwill. Fair value was then determined based upon discounted operating cash flows (using a discount rate of 9%). Based on this analysis, the goodwill amount was written off since it was deemed to have no remaining value.

NOTE 18--QUARTERLY DATA (UNAUDITED)

A summary of the quarterly results of operations is as follows:

                                                     Fourth          Third           Second           First
1998                                                 Quarter        Quarter          Quarter         Quarter
----                                             --------------  --------------  ---------------  --------------
                                                             (In thousands, except per share data)
Net revenues.................................      $ 121,655       $ 116,922        $  137,974      $ 146,678
Gross profit.................................         37,198          38,853            46,153         51,885
Operating income (loss)......................          2,890        (150,032)           14,278         20,592
Income (loss) before extraordinary item......         (1,111)       (130,820)            6,443          9,122
Net income (loss)............................         (1,111)       (130,820)            4,783          9,122

Earnings (loss) per share, basic and diluted:
   Income (loss) before extraordinary item...      $   (0.03)      $   (4.04)        $    0.20       $   0.32
   Net income (loss).........................      $   (0.03)      $   (4.04)        $    0.15       $   0.32


In 1998, the annual results included a provision for a restructuring charge of $161.2 million ($135.0 million net of taxes). Of this amount, $156.6 was recorded in the third quarter ($132.4 million net of taxes), and $4.6 million was recorded in the fourth quarter ($2.6 million net of taxes).

                                                     Fourth          Third           Second           First
1997                                                 Quarter        Quarter          Quarter         Quarter
----                                             --------------  --------------  ---------------  --------------
                                                             (In thousands, except per share data)
Net revenues.................................       $  136,341     $ 107,549        $  114,441     $  131,839
Gross profit.................................           47,142        31,977            36,568         44,722
Operating income (loss)......................           16,282          (158)            7,407         15,486
Net income (loss)............................            7,376          (476)              319          3,883

Earnings (loss) per share, basic and diluted:
   Net income (loss).........................        $    0.26     $   (0.02)        $    0.01       $   0.14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 26, 1998, there have been no changes in the independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to directors required by this Item 10 is hereby incorporated by reference to this section entitled "Election of Directors" in the Company's Proxy Statement. Information concerning executive officers required by this Item 10 is provided in Item 4A of this report.



ITEM 11. EXECUTIVE COMPENSATION


The information required by this Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" and "Restructuring Agreements" in the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)     1. List of Financial Statements
               See Item 8 hereto.

        2. Financial Statement Schedules

               The following financial statement schedule of the Company
               included herein on pages 68 and 69 should be read in conjunction with the
               Consolidated Financial Statements and the Notes thereto included on pages 35 through 60 of this Form 10-K.
                                                                                   Page
                                                                                   ----
               Report of Independent Certified Public Accountants on
               Supplemental Schedule to the Consolidated Financial
               Statements ......................................................... 68

               Schedule II - Valuation and Qualifying Accounts .................... 69

               All other schedules for the Company are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.



        3.  Exhibits

Exhibit
Number         Note     Description
------         ----     -----------
3.1             (1)     Restated Certificate of Incorporation of the Company.
3.2             (1)     Amended and Restated By-Laws of the Company.
3.3             (1)     Restated Certificate of Incorporation of the Company adopted by the
                           Company on March 6, 1998.
3.4             (1)     Amended and Restated By-Laws of the Company adopted by the Company on
                           March 6, 1998.
4.1             (2)     Amended and Restated Credit Agreement, dated as of November 6, 1998, amending and restating the Credit Agreement dated as of September 5, 1995 among the Company, the Lenders (as defined therein), and Chemical Bank as Issuing Bank,
                           Administrative Agent and as Collateral Agent for the Lenders.
4.2                     (Intentionally Omitted)
4.3             (1)     Senior Subordinated Loan Agreement dated as of December 20, 1996 among the Company, the Lenders (as defined therein) and Societe Generale as Administrative Agent.
4.4             (1)     Offering Memorandum, dated December 19, 1997, with respect to the Company's
                            $100,000,000 Senior Floating Rate Notes Due 2004.
9.1             (1)     Voting Trust Agreement, dated September 30, 1994, by and among the Company, Marvin
                           H. Schein, the trust established by Marvin H. Schein under trust agreement dated
                           December 31, 1993, the trust established by Marvin H. Schein under trust agreement dated September 9, 1994, Pamela Schein, the trust established by the
                           Trustees under Article Fourth of the Will of Jacob M. Schein for the benefit of
                           Pamela Schein and her issue under trust agreement dated September 29, 1994,
                           Pamela Joseph, and the trust established by Pamela Joseph under trust agreement dated September 28, 1994, and Martin Sperber, as voting trustee.
10.1            (1)     Supply Agreement, dated May 1, 1992, between Abbott Laboratories, and Steris
                           Laboratories, Inc., including Letter Amendment, dated December 2, 1993, and
                           Letter Amendment, dated June 9, 1995.

10.2            (1)     Agreement, dated June 10, 1994, between Steris Laboratories, Inc., Akzo Pharma
                           International B.V., and Organon Inc.
10.3                    (Intentionally Omitted)
10.4            (1)     Sublicense, Co-marketing and Supply Agreement, dated September 30, 1996, between the Company and Makoff R&D Laboratories, Inc., dated September 30, 1996.
10.5            (1)     Agreement, dated August 16, 1994, between the Company and Elan Pharma
                           Ltd. (currently Elan Corporation Plc).
10.6            (1)     Custom Manufacturing Agreement, dated July 1, 1995, between the Company and Johnson
                           Matthey, Inc.
10.7                    (Intentionally Omitted)
10.8            (1)       Lease Agreement, dated March 30, 1992, between the Company and Harold Lepler.
10.9            (1)     Lease Agreement, dated February 16, 1992, between the Company and Ronald G. Roth.
10.10           (1)     Memorandum of Lease for Danbury, dated December 1, 1995 between Danbury Pharmacal,
                           Inc. and Albert J. Salame.
10.11           (1)     Agreement of Lease for Florham Park Corporate Office, dated April 16, 1993, between the Company and Sammis Morristown Associates, including First Amendment and
                           Second Amendment thereto.
10.12                   (Intentionally Omitted)
10.13         (1)(3)    Schein Holdings, Inc. 1993 Stock Option Plan (formerly the Schein Pharmaceutical,
                           Inc. 1993 Stock Option Plan) dated as of November 5, 1993.
10.14         (1)(3)    Schein Pharmaceutical, Inc. 1997 Stock Option Plan.
10.15         (1)(3)    Schein Pharmaceutical, Inc. 1995 Non-Employee Director Stock Option Plan (amended and restated as of August 8, 1996).
10.16         (1)(3)    Employment Agreement, dated November 29, 1993 between the Company and Paul Feuerman.
10.17         (1)(3)    Deferred Compensation Agreement, dated August 8, 1996, between the Company and Paul
                           Feuerman.
10.18         (1)(3)    Employment Agreement, dated May 1, 1995, between the Company and Dariush Ashrafi.
10.19         (1)(3)    Employment offer letter, dated April 17, 1995, from the Company to Dariush Ashrafi.
10.20         (1)(3)    Employment Agreement, dated September 30, 1994, between the Company and Martin
                           Sperber, including Amendment No. 1 dated as of March 6, 1998.
10.21         (1)(3)    Option Agreement Pursuant to 1993 Stock Option Plan dated September 30, 1994 between Schein Holdings, Inc. and Martin Sperber.
10.22         (1)(3)    Employment Agreement, dated as of July 28, 1995, between the Company and Marvin
                           Samson.
10.23         (1)(3)    Compensation Continuation Agreement, dated October 19, 1991, between the Company and Marvin Samson.
10.24           (1)     Split Dollar Insurance Agreement, dated March 25, 1991, between the Company,
                           Michael Samson and Andrew Samson, Trustees under Indenture of Trust of Marvin
                           Samson.
10.25         (1)(3)    Retirement Plan of Schein Pharmaceutical, Inc. and Affiliates, including Amendment
                        No. 4.
10.26         (1)(3)    Amendment No. 1 to the Retirement Plan of Schein Pharmaceutical, Inc. and
                        Affiliates.
10.27         (1)(3)    1993 Book Equity Appreciation Rights Program.
10.28         (1)(3)    Form of Book Equity Appreciation Rights Award.
10.29           (1)     Form of Split Dollar Life Insurance Agreement.
10.30           (1)     General Shareholders Agreement, dated September 30, 1994, by and among the
                           Corporation, Bayer Corporation (formerly Miles Inc.), each of the family shareholders listed as such on schedule A thereto, each of the other shareholders listed as such on schedule A thereto and Martin Sperber, as trustee under the Voting Trust Agreement.
10.31           (1)     Continuing Shareholders Agreement, dated September 30, 1994, by and among the
                           Company and each of the shareholders listed on schedule A thereto.
10.32           (1)     Company, Bayer Corporation (formerly Miles Inc.) and Bayer A.G.

10.33           (1)     Second Consolidated Agreement, dated December 15, 1992, between the Company, its affiliates, and Alfred B. Engelberg.
10.34           (1)     License and Development Agreement, dated November 30, 1993, between the Company and
                           Ethical Holdings Plc.
10.35           (1)     License and Development Agreement, dated January 15, 1993, between the Company and
                           Ethical Holdings Limited, including Amendment, dated November 4, 1994.
10.36           (1)     Letter Agreement, dated June 23, 1995, between the Company and Ethical Holdings,
                           Inc., including Revised Schedule 5, effective July 21, 1995.
10.37           (1)     (Intentionally Omitted)
10.38           (1)     Multiproduct Technology Transfer, Development and License Agreement, dated August
                           30, 1994, between the Company and Ethical Holdings Plc.
10.39           (1)     License and Development Agreement, dated March 31, 1994, between the Company and
                           Ethical Holdings Plc.
10.40         (1)(3)    Employment Agreement, dated November 29, 1993, between the Company and Paul
                           Kleutghen.
10.41         (1)(3)    Employment Agreement, dated November 22, 1993 between the Company and Javier Cayado.
10.42         (1)(3)    Deferred Compensation Agreement, dated August 8, 1996, between the Company and Paul
                           Kleutghen.
10.43         (1)(3)    Deferred Compensation Agreement, dated November 22, 1993, between the Company and
                           Jay Cayado.
10.44           (1)     Co-Promotion Agreement, dated August 1, 1994, between the Company and Bayer
                           Corporation (formerly Miles Inc.), including Amendment Number 1, dated January
                           1, 1997, Amendment Number 2, dated January 1, 1997 and Amendment No. 3 dated as of January 28, 1998.
10.45         (1)(3)    Schein Pharmaceutical, Inc. 1998 Employee Stock Purchase Plan, dated January 28,
                        1998.
10.46           (1)     Stock Purchase Agreement, dated February 6, 1998, between the Company and Cheminor
                           Drugs Limited.
10.47           (1)     Shareholders Agreement, dated February 6, 1998, between the Company, Cheminor Drugs
                           Limited and the principal shareholders of Cheminor Drugs Limited listed on
                           Schedule A.
10.48           (1)     Strategic Alliance Agreement, dated February 6, 1998, among the Company, Cheminor
                           Drugs Limited, Dr. Reddy's Laboratories Limited and Reddy-Cheminor, Inc.
10.49           (1)     Development, License and Supply Agreement, dated March 31, 1998, between the
                           Company and Elan Corporation, Plc.
10.50         (4)(5)    Amendment Number 4, dated February 11,
                           1999, to the Co-Promotion Agreement, dated August 1,
                           1994, between the Company and Bayer Corporation.
10.51         (4)(5)    Amendment, dated February 25, 1999, to the Supply Agreement, dated May 1, 1992, between Abbott Laboratories and Steris Laboratories, Inc.
10.52         (4)(5)    Supply Agreement, dated February 25, 1999, between the Company and Abbott
                           Laboratories.
10.53           (4)     Amendment No. 1, dated September 4, 1998, to the Development License and Supply
                           Agreement, dated March 31, 1998, between the Company and Elan Corporation Plc.
10.54         (4)(5)    Amendments No. 2, dated December 1, 1998, to
                           the Development License and Supply Agreement, dated
                           March 31, 1998, between the Company and Elan
                           Corporation Plc.
10.55         (3)(4)    Amendment No. 2 to the Retirement Plan of Schein Pharmaceutical, Inc and Affiliates.
10.56         (3)(4)    Schein Pharmaceutical, Inc. 1995 Non-Employee Director Stock Option Plan (Amended
                           and Restated as of August 24, 1998).
10.57         (3)(4)    Schein Pharmaceutical, Inc. 1999 Stock Option Plan
21.1            (4)     List of Subsidiaries.
23.1            (4)     Consent of BDO Seidman, LLP.
27.1            (4)     Financial Data Schedule.

Notes to Exhibits
-----------------
      (1)   Incorporated herein by reference to the exhibit with the
            corresponding number filed as part of the Company's Registration
            Statement on Form S-1, dated December 3, 1997, as amended
            (Registration No. 333-41413).
      (2)   Incorporated herein by reference to Exhibit 99.1 to the Company's
            Current Report on Form 8-K filed on November 17, 1998.
      (3)   Management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 14.
      (4)   Filed herewith.
      (5)   Material has been omitted from this Exhibit pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.



(b)     Reports on Form 8-K



A Current Report on Form 8-K, dated October 16, 1998, was filed with the Commission on October 27, 1998, to report (i) the execution of a consent agreement, dated October 21, 1998, between Steris and the FDA, (ii) the expected resumption by Steris of its manufacturing and distribution activities, and (iii) the expected incurrence by the Company of a one time after-tax charge of approximately $135 million in 1998.

A Current Report on Form 8-K, dated November 6, 1998 was filed with the Commission on November 17, 1998, to report the Company's execution of an Amended and Restated Credit agreement, dated as of November 6, 1998, with its bank group.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SCHEIN PHARMACEUTICAL, INC.
                                                 (Registrant)

                               By /s/Martin Sperber
                                  ------------------------------------------
                               Martin Sperber
                               Chairman of the Board and
                               Chief Executive Officer

                               March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                           Title                                Date
---------                                           -----                                ----
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           And Director (Principal
/s/Martin Sperber                          Executive Officer)                       March 26, 1999
------------------------------
Martin Sperber

                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Director (Principal Financial
/s/Dariush Ashrafi                         and Accounting Officer)                  March 26, 1999
------------------------------
Dariush Ashrafi

                                           Senior Vice President,
                                           General Counsel and
/s/Paul Feuerman                           Director                                 March 26, 1999
------------------------------
Paul Feuerman

/s/David R. Ebsworth                       Director                                 March 22, 1999
------------------------------
David R. Ebsworth

/s/Richard L. Goldberg                     Director                                 March 26, 1999
------------------------------
Richard L. Goldberg

/s/Harvey Rosenthal                        Director                                 March 20, 1999
------------------------------
Harvey Rosenthal

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Schein Pharmaceutical, Inc.

The audits referred to in our report dated February 10, 1999 relating to the consolidated financial statements of Schein Pharmaceutical, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
February 10, 1999

                           SCHEIN PHARMACEUTICAL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                            Balance at                                          Balance at
                                             beginning                                             end
                                             of period   Additions    Deductions      Other     of period
                                             ---------   ---------    ----------      -----     ---------
Allowance for Doubtful Accounts:
   Year ended December 26, 1998..........      $2,260      $   467    $   (241)(1)        --       $ 2,486
                                            ============ ===========  ============ ============  ==========
   Year ended December 27, 1997..........      $2,434           --    $   (174)(1)        --       $ 2,260
                                            ============ ===========  ============ ============  ==========
   Year ended December 28, 1996..........      $3,835      $   366    $ (1,801)(1)       $34       $ 2,434
                                            ============ ===========  ============ ============  ==========
Restructuring Reserves:

   Year ended December 26, 1998:
        Inventory........................          --      $30,500    $ (8,516)(2)        --       $21,984
                                            ============ ===========  ============ ============  ==========
        Other............................          --      $35,200    $(24,827)(3)        --       $10,373
                                            ============ ===========  ============ ============  ==========

(1)     Accounts written off, net of recoveries
(2)     Disposals
(3)     Payments, disposals and other