Form 10-Q
period 1999-03-27
SCHEIN PHARMACEUTICAL INC
filed 1999-05-07
CIK 948929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999



                         Commission file number 1-14019


                           SCHEIN PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                                   11-2726505
------------------------------------------------           --------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                             Identification No.)

      100 Campus Drive, Florham Park, NJ                           07932
------------------------------------------------           ---------------------
   (Address of principal executive offices)                     (Zip Code)


                                  973-593-5500
                        --------------------------------
                         (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ...X... No.......


     The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 32,619,052.

                           SCHEIN PHARMACEUTICAL, INC.
                                      INDEX

Part I. FINANCIAL INFORMATION                                                                       PAGE

      Item 1.      Condensed Consolidated Financial Statements

                       Condensed  Consolidated  Balance  Sheets  as of March 27,
                       1999 and December 26, 1998                                                     3

                       Condensed  Consolidated  Statements of Operations for the
                       three months ended March 27, 1999 and March 28, 1998                           4

                       Condensed  Consolidated  Statements of Cash Flows for the
                       three months ended March 27, 1999 and March 28, 1998                           5

                       Consolidated  Statements of Comprehensive  Income for the
                       three months ended March 27, 1999 and March 28, 1998                           6

                       Notes to Condensed Consolidated Financial Statements                           7

      Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                         11

      Item 3.      Quantitative and Qualitative Disclosures about Market Risk                        15


Part II.  OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                 16

      Item 6.      Exhibits and Reports on Form 8-K                                                  17


SIGNATURES                                                                                           18

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            March 27,      December 26,
                                                                              1999             1998
                                                                          -----------      ------------
                                  Assets                                  (unaudited)
                                  ------
     Current assets:
         Cash and cash equivalents....................................       $  1,913         $     377
         Accounts receivable, less allowance for possible losses of
           $2,377 and $2,486..........................................         68,771            82,498
         Inventories..................................................        112,743           106,351
         Income taxes receivable......................................          8,500            15,900
         Other current assets.........................................         14,924            14,884
                                                                          -----------      ------------
              Total current assets....................................        206,851           220,010
     Property, plant and equipment, net...............................        110,300           112,224
     Product rights, licenses and regulatory approvals, net...........        110,899           107,769
     Other assets.....................................................         18,005            12,993
                                                                          -----------      ------------
                                                                            $ 446,055         $ 452,996
                                                                          ===========      ============


                   Liabilities and Stockholders' Equity
                   ------------------------------------

     Current liabilities:
         Accounts payable and accrued expenses........................       $ 88,174        $   99,122
         Income taxes payable.........................................          9,151             8,626
         Revolving credit and current maturities of long-term debt....        105,401           103,975
                                                                          -----------      ------------
             Total current liabilities................................        202,726           211,723
     Long-term debt, less current maturities..........................        116,861           124,482
     Other non-current liabilities....................................         40,626            38,306
     Commitments and contingencies
     Stockholders' equity:
         Common stock, $.01 par value; 100,000 authorized shares;
           issued and outstanding 32,571 and 32,499 shares............            325               325
         Additional paid-in capital...................................         97,651            97,176
         Accumulated deficit..........................................        (16,319)          (18,543)
         Accumulated other comprehensive income (loss)................          4,185              (473)
                                                                          -----------      ------------
             Total stockholders' equity...............................         85,842            78,485
                                                                          -----------      ------------
                                                                            $ 446,055        $  452,996
                                                                          ===========      ============

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)

                                                                      Three Months Ended
                                                                   -------------------------
                                                                   March 27,       March 28,
                                                                     1999             1998
                                                                   ----------      ---------
  Net revenues................................................     $  105,863      $  146,678
  Cost of sales...............................................         69,580          94,793
                                                                   ----------      ----------

          Gross profit........................................         36,283          51,885

  Costs and expenses:
          Selling, general and administrative.................         20,905          21,572
          Research and development............................          5,168           7,147
          Amortization of intangibles and goodwill............          1,591           2,574
                                                                   ----------      ----------
  Operating income............................................          8,619          20,592
  Interest expense, net.......................................          4,652           5,992
  Other expenses (income), net................................            321          (1,522)
                                                                   ----------      ----------

  Income before provision for income taxes....................          3,646          16,122
  Provision for income taxes..................................          1,422           7,000
                                                                   ----------      ----------

  Net income..................................................     $    2,224      $    9,122
                                                                   ==========      ==========


  Basic and diluted earnings per share........................     $     0.07      $     0.32
                                                                   ==========      ==========

  Weighted average common shares and equivalents..............         32,595          28,819
                                                                   ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                        Three Months Ended
                                                                      ------------------------
                                                                      March 27,      March 28,
                                                                        1999           1998
                                                                      ---------      ---------
  Cash flows from operating activities:
     Net income....................................................    $  2,224       $  9,122
    Adjustments to reconcile net income to net cash
      flows from operating activities:
       Depreciation and amortization...............................       5,253          6,357
       Deferred income tax benefit.................................        (597)          (938)
       Gain on sale of marketable securities.......................        (356)        (2,796)
       Other.......................................................       1,376          1,476
    Changes in assets and liabilities:
       Accounts receivable.........................................      13,836          5,793
       Inventories.................................................      (6,391)       (15,948)
       Prepaid expenses and other assets...........................       1,202           (655)
       Accounts payable, income taxes, accrued expenses
         and other liabilities.....................................       3,813          8,710
                                                                       --------       --------
  Net cash provided by operating activities........................      20,360         11,121
                                                                       --------       --------
  Cash flows from investing activities:
    Capital expenditures, net......................................      (1,257)        (2,808)
    Product rights and licenses....................................     (10,000)        (8,766)
    International investments......................................      (1,836)        (6,234)
    Proceeds from the sale of marketable securities................           -          4,107
    Other, net.....................................................         (11)          (609)
                                                                       --------       --------
  Net cash used in investing activities............................     (13,104)       (14,310)
                                                                       --------       --------
  Cash flows from financing activities:
    Principal payments on, or repayments of, debt..................     (43,532)       (50,025)
    Proceeds from issuance of debt.................................      37,337         54,115
    Proceeds from employee stock purchase plan.....................         475              -
    Increase in other non-current assets...........................           -           (502)
                                                                       --------       --------
  Net cash provided by (used in) financing activities..............      (5,720)         3,588
                                                                       --------       --------
  Net increase in cash and cash equivalents........................       1,536            399
  Cash and cash equivalents, beginning of period...................         377            804
                                                                       --------       --------
  Cash and cash equivalents, end of period.........................    $  1,913       $  1,203
                                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (unaudited)

                                                                   Three Months Ended
                                                               ---------------------------
                                                               March 27,         March 28,
                                                                 1999              1998
                                                               ---------         ---------

Net income............................................         $   2,224         $  9,122
                                                               ---------         --------

Other comprehensive income, net of tax:
      Foreign currency translation adjustment.........               281              (34)
      Unrealized holding gains arising during
            period....................................             4,589            1,736
      Less: reclassification adjustment for gains
            included in net income....................              (212)          (1,664)
                                                               ---------         --------
Other comprehensive income............................             4,658               38
                                                               ---------         --------


Comprehensive income..................................         $   6,882         $  9,160
                                                               =========         ========


Components of accumulated other comprehensive income (loss), included in the Company's consolidated balance sheets, are as follows:

                                                             March 27,        December 26,
                                                               1999               1998
                                                             ---------        ------------

    Unrealized gains on marketable securities..........      $ 4,567             $ 190
    Cumulative foreign currency translation adjustment.         (382)             (663)
                                                             -------             -----

                                                             $ 4,185             $(473)
                                                             =======             =====

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1--SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim period ended March 27, 1999 are not necessarily indicative of the results that may be expected for the year ending December 25, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the assumed exercise of stock options using the treasury stock method. Stock options outstanding with an exercise price greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. For the three months ended March 27, 1999 and March 28, 1998, there were no differences between basic and diluted earnings per common share. The assumed exercise of stock options could potentially dilute earnings per share amounts in the future.


NOTE 2--INVENTORIES

Inventories are summarized as follows:

                                                             March 27,         December 26,
                                                               1999                1998
                                                             ---------         ------------
                                                                     (In thousands)
    Finished products..................................      $ 37,565            $ 29,207
    Work-in-process....................................        30,057              27,574
    Raw materials and supplies.........................        45,121              49,570
                                                             --------            --------
                                                             $112,743            $106,351
                                                             ========            ========

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3--BORROWINGS

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

                                                                    March 27,           December 26,
                                                                      1999                  1998
                                                                    --------            ------------
                                                                            (In thousands)
Current assets:
        Inventories...........................................      $ 77,727              $ 82,164
        Intercompany receivables..............................        62,530                63,385
        Other current assets..................................         6,910                 3,960

Property, plant and equipment, net............................       101,725               101,139
Product rights, licenses and regulatory approvals, goodwill,
         net and other assets.................................        67,431                69,459

Current liabilities...........................................       148,892               119,591
Deferred income taxes and other liabilities...................        36,404                38,271
Long-term debt (pushed down)..................................       116,861               120,000

                                                                          Three Months Ended
                                                                    -----------------------------
                                                                     March 27,          March 28,
                                                                       1999               1998
                                                                     ---------          ---------
                                                                            (In thousands)
Net revenues..................................................       $88,437            $124,167
Gross profit..................................................        28,810              40,157
Operating income..............................................         6,307              14,472
Net income....................................................         1,347               6,287

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 4--CONSENT AGREEMENT AND RESTRUCTURING CHARGE

In September 1998, the United States, on behalf of the United States Food and Drug Administration (FDA), based on actions it filed in federal courts, initiated seizures of drugs and drug related products manufactured by Steris Laboratories, Inc. (Steris), a subsidiary of the Company. The actions alleged certain instances in which the Steris facility was not operating in conformity with current Good Manufacturing Practices (known as cGMP) regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris products, including INFeD(R).

In October 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent agreement. Under the terms of the consent agreement, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The consent agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and Corrective Action Plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility.

As a result of the actions taken by the FDA and the consent agreement, the Company recorded a restructuring charge of $135.0 million, net of tax benefit, in 1998. The Company had restructuring reserves totaling $32.4 million remaining at December 26, 1998. The following is a summary of activity and the balances for the three months ended March 27, 1999 (in thousands):

                                            Balance at                              Balance at
                                             Beginning                                 End
Restructuring Reserves                       of Period    Additions    Deductions   of Period
----------------------                      ----------    ---------    ----------   -----------
        Inventory and other..............      $32,357        -          $17,327       $15,030
                                            ==========    =========    ==========   ===========


Steris has submitted to the FDA the Corrective Action Plan provided for under the consent agreement and has begun implementation of that plan. As the Company previously announced in April 1999, the FDA has permitted the resumption of INFeD manufacturing on a regular production basis, subject to an independent third-party consultant's review and assessment of each lot. The Company has been shipping newly manufactured INFeD and, since the end of the first quarter, has eliminated its backlog of INFeD.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5--LEGAL PROCEEDINGS

In September and October 1998, following the commencement of a seizure action by the FDA against Steris on September 10, 1998, a number of substantially similar class action complaints asserting claims under the federal securities laws were filed in federal court in the District of New Jersey against the Company and certain of its officers and directors. On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. On or about March 29, 1999, lead plaintiffs filed a consolidated and amended class action complaint (the Complaint), naming as defendants the Company, its directors at the time of the Company's April 9, 1998 initial public offering (the Offering), and three of the underwriters of the Offering. Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering during the period from April 9, 1998 through September 28, 1998. They allege that defendants violated the Securities Act of 1933 and as to the Company and three of the individual defendants, the Securities Exchange Act of 1934 and Rule 10b-5 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering and in statements made immediately following the FDA seizure action on September 10, 1998. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages. The Company intends to defend itself vigorously against this action.

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

In March 1999, an action entitled Marvin Samson v. Schein Pharmaceutical, Inc., Martin Sperber and Marsam Pharmaceuticals, Inc. was commenced in Superior Court of New Jersey, Camden County, Law Division, alleging, among other things, breaches of plaintiff's employment agreement with Marsam and misrepresentations concerning responsibilities that would be given to plaintiff, and seeks, among other things, damages which plaintiff believes exceed $6 million and a declaration that the "non-competition restrictions" in his employment agreement are no longer effective. The Company intends to defend itself vigorously against this action.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. Such forward looking statements may be identified by such forward looking terms as expect, believe, may, anticipate, will or similar terms or variations thereof. These forward looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward looking statements. Some important factors which may cause results to differ include: the difficulty of predicting United States Food and Drug Administration (FDA) approvals, uncertainties associated with implementation of the terms and conditions of the consent agreement affecting the Company's Steris Laboratories, Inc. (Steris) facility, the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation (including, without limitation, patent challenges) and regulatory matters, Year 2000 matters, and fluctuations in operating results. For further details and discussion of these risks and uncertainties see the Company's SEC filings including, but not limited to, its Annual Report on Form 10-K. The Company does not undertake to publicly update or revise any of its forward looking statements even if experience or future changes show that the indicated results or events will not be realized.


Regulatory Matters

The Company's Marsam Pharmaceuticals facility is currently undergoing an FDA inspection. The inspectional observations to date include deficiencies in certain recordkeeping and laboratory controls. In connection with these observations, Marsam is conducting data audits, and in some instances additional testing, of its products and, based on the results to date, is initiating the recall of three lots manufactured in 1997. The inspection is continuing and could lead to further actions by Marsam or the FDA.


Results of Operations

The following table sets forth comparisons of product revenues and settlement revenues for each of the periods shown:

                                                                        Three Months Ended
                                                                     -----------------------
                                                                     March 27,     March 28,
                                                                       1999           1998
                                                                     ---------     ---------
                                                                          (In millions)
    Generic business:
        Generic products..........................................   $  88.6        $  94.3
        Patent settlement revenue.................................         -           30.0
                                                                     -------        -------
               Total generic revenues.............................      88.6          124.3

    Brand product.................................................      17.3           22.4
                                                                     -------        -------

                    Total net revenues............................   $ 105.9        $ 146.7
                                                                     =======        =======

Net revenues for the first quarter of 1999 decreased $40.8 million, or 27.8%, from $146.7 million in 1998 to $105.9 million in 1999. This decrease was primarily due to the absence of $30 million of settlement revenue that was recorded in the first quarter of 1998 and lower sales of Steris products offset by higher revenues from the Company's other products.

Revenues from generic products decreased $5.7 million or 6.0% from $94.3 million in 1998 to $88.6 million in 1999. This decrease was due to lower sales of Steris products of $30.1 million offset by $20.5 million of price increases and unit growth, and $3.9 million of new product introductions.

Net revenues from the branded business decreased $5.1 million or 22.8% from $22.4 million in 1998 to $17.3 million in 1999 largely due to reduced unit volume of INFeD(R). As of April 6, 1999 the FDA has permitted the resumption of INFeD manufacturing on a regular production basis, subject to an independent third-party consultant's review and assessment of each lot. The Company has been shipping newly manufactured INFeD and, since the end of the first quarter, has eliminated its backlog of INFeD.

Gross profit decreased $15.6 million, or 30.1%, from $51.9 million in 1998 to $36.3 million in 1999. The gross margin decreased 1.1% in 1999 to 34.3% versus 35.4% in 1998. The decrease in gross profit was principally due to the impact of the $15.0 million of gross profit contribution associated with the $30 million settlement revenue received in the first quarter of 1998.

Selling, general and administrative expenses decreased in the first quarter $0.7 million, or 3.1%, from $21.6 million in 1998 to $20.9 million in 1999. The decrease resulted primarily from cost containment measures implemented during the fourth quarter of 1998, partially offset by $3.4 million of costs relating to the implementation of Steris' Corrective Action Plan.

Research and development expenses decreased in the first quarter $2.0 million or 27.7% primarily due to timing of clinical studies and the efficiencies achieved from the consolidation of research and development operations.

Amortization of intangibles and goodwill decreased $1.0 million in the first quarter of 1999 compared to the first quarter in 1998 due to the write-off of goodwill included in the third quarter 1998 restructuring charge.

As a result of the factors discussed above, operating income decreased $12.0 million, from $20.6 million in 1998 to $8.6 million in 1999.

Interest expense decreased $1.3 million, or 22.4%, from $6.0 million in 1998 to $4.7 million in 1999. The decline in interest expense was principally due to:
(i) lower debt levels as the proceeds from the initial public offering in April 1998 were used to retire senior floating rate notes and (ii) lower interest rates under the Company's revolving credit and term loan agreement.

Other expenses (income), net, was $0.3 million expense in 1999 and $1.5 million income in 1998. The change in other income, net, was primarily due to gains on the sale of marketable securities declining from $2.8 million in 1998 to $0.4 million in 1999.

The Company's effective tax rate was 39.0% in 1999 and 43.4% in 1998. The decline in the effective tax rate is primarily due to the elimination of non-deductible goodwill amortization following the Company's write-off of goodwill in connection with the third quarter 1998 restructuring charge.

Liquidity and Capital Resources

Net cash provided by operating activities was $20.4 million for the three months ended March 27, 1999. The net cash provided by operating activities was attributable to net income of $2.2 million as adjusted for the effects of non-cash items of $5.7 million and changes in assets and liabilities totaling $12.5 million. Gains on the sales of marketable securities declined from $2.8 million in the three months ended March 28, 1998 to $0.4 million in the three months ended March 29, 1999. The decrease in accounts receivable of $13.8 million was primarily the result of higher revenues in the fourth quarter of 1998 versus the first quarter of 1999. Inventories increased $6.4 million due to an increase in production in response to relatively high year end shipments that reduced inventories. The Company plans to increase inventory levels in the second and third quarters of 1999 in anticipation of higher demand by customers with Year 2000 related supply concerns. Prepaid expenses and other assets decreased by $1.2 million while accounts payable, income taxes, accrued expenses and other liabilities increased by $3.8 million.

Net cash used in investing activities at March 27, 1999 was $13.1 million. The net cash used in investing activities consisted primarily of capital expenditures of $1.3 million and the acquisition of product rights and licenses of $10.0 million. Product rights and licenses consisted of payments of $5.0 million in connection with a product development agreement with Elan Corporation plc and $5.0 million under the trademark and distribution agreement related to Ferrlecit(R). International investments increased $1.8 million.

Net cash of $5.7 million used in financing activities for the three months ended March 27, 1999 was comprised of net repayments of debt of $6.2 million offset by proceeds from the employee stock purchase plan of $0.5 million.

Year 2000 Compliance

The Company is devoting significant resources throughout its business operations to minimize the risk of potential disruption from the Year 2000 (Y2K) problem. In 1997, a Y2K Compliance Initiative was established within the Company to address the following areas that are impacted by Y2K issues.

      o  Business Transaction Systems

      o  Plant Floor/Laboratory Applications & Devices

      o  Computer Network

      o  Supply-Chain Partner Compliance Readiness

      o  Contingency Planning

The Business Transaction Systems include applications that process and handle the Company's day-to-day business transactions. These include applications for customer order/billing, finished goods inventory and distribution, manufacturing and laboratory support, EDI, contract processing, forecasting and vendor managed inventory. Twelve of the sixteen applications were assessed as Y2K non-compliant. Eight of the non-compliant systems have been remediated and deployed, one retired and the remaining three systems are expected to be remediated and deployed by the end of the third quarter of 1999.

The Plant Floor/Laboratory Applications & Devices include applications and devices installed at the Company's manufacturing, laboratory, distribution and office facilities that are date capable and/or contain embedded systems. The Computer Network includes PC hardware devices, software, applications and files installed on the Company's network devices and standalone PCs. The inventory and assessment of the Plant Floor/Laboratory Applications & Devices and the Computer Network has been completed; the remediation and deployment of identified applications and devices is expected to be completed by the end of the fourth quarter of 1999.

To continue business activities with the Company's trading partners (i.e., customers, suppliers, payers, financial institutions, etc.), all entities that comprise the Company's supply-chain must be Y2K compliant.

Certain failures due to non-compliance may result in significant disruptions to business activities with possible adverse financial consequences to the Company. The Company has contacted its suppliers, customers and other parties to determine their "state of readiness" for Y2K compliance. Any perceived or potential failures due to Y2K non-compliance will result in the creation of contingency plans to address breakdowns in the Company's supply-chain activities.

Company planning includes the assessment of Y2K related risks/threats and the preparation of procedures for alternative work processes in the event of possible Y2K disruptions. The sources of risk can include IT systems, embedded devices, EDI and external dependencies; potential failures related to the occurrence of these risks can include operational disruptions, financial losses, damage to assets, personal safety and legal liabilities. The implementation of Contingency Plans is expected to be completed by the end of the third quarter of 1999.

All costs associated with Y2K compliance are being expensed as incurred and are not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, there is uncertainty concerning the potential costs and effects associated with Y2K compliance. Thus, if the Company is unsuccessful in identifying or remediating all Y2K problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, its results of operations or financial condition could be materially adversely impacted.

Based upon its efforts to date, the Company believes that all critical and important systems will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major supply-chain partners and public and private providers of infrastructure services, such as utilities, communications services and transportation, will also be prepared for the year 2000, and to develop Contingency Plans to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

The nature and focus of the Company's efforts to address the Y2K problem may be revised periodically as interim goals are achieved or new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future.

This Y2K Statement is designated a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act and is subject to all protections and exemptions of that Act.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 27, 1999, the Company had $150 million notional amount outstanding in interest rate swaps. These swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. As a result, a weighted average fixed interest rate of 5.43% was substituted for a weighted average variable LIBOR rate of 5.17%. The swaps expire in September 1999 and February 2001.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS


In September and October 1998, following the commencement of a seizure action by the United States Food and Drug Administration (FDA) against the Company's Steris Laboratories, Inc. (Steris) facility on September 10, 1998, a number of substantially similar class action complaints asserting claims under the federal securities laws were filed in federal court in the District of New Jersey against the Company and certain of its officers and directors. On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. On or about March 29, 1999, lead plaintiffs filed a consolidated and amended class action complaint (the Complaint), naming as defendants the Company, its directors at the time of the Company's April 9, 1998 initial public offering (the Offering), and three of the underwriters of the Offering. Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering during the period from April 9, 1998 through September 28, 1998. They allege that defendants violated the Securities Act of 1933 and as to the Company and three of the individual defendants, the Securities Exchange Act of 1934 and Rule 10b-5 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering and in statements made immediately following the FDA seizure action on September 10, 1998. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages. The Company intends to defend itself vigorously against this action.

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

In March 1999, an action entitled Marvin Samson v. Schein Pharmaceutical, Inc., Martin Sperber and Marsam Pharmaceuticals, Inc. was commenced in Superior Court of New Jersey, Camden County, Law Division, alleging, among other things, breaches of plaintiff's employment agreement with Marsam and misrepresentations concerning responsibilities that would be given to plaintiff, and seeks, among other things, damages which plaintiff believes exceed $6 million and a declaration that the "non-competition restrictions" in his employment agreement are no longer effective. The Company intends to defend itself vigorously against this action.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits
        27 - Financial Data Schedule

(b)     Reports on Form 8-K
        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Schein Pharmaceutical, Inc.
                           (Registrant)


                          By:   /s/
                               -----------------------------
                               Martin Sperber
                               Chairman of the Board,
                               Chief Executive Officer and
                               President
                               (Principal Executive Officer)



                          By:  /s/
                               -----------------------------
                               Dariush Ashrafi
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)


Dated:  May 7, 1999