Form 10-Q
period 1999-06-26
SCHEIN PHARMACEUTICAL INC
filed 1999-08-10
CIK 948929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 26, 1999

                         Commission file number 1-14019

                           SCHEIN PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                          11-2726505
-------------------------------------------          ---------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    100 Campus Drive, Florham Park, NJ                          07932
-------------------------------------------          ---------------------------
 (Address of principal executive offices)                     (Zip Code)

                                  973-593-5500
                           --------------------------
                             (Registrant's telephone
                                     number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|    No |_|

      The number of shares outstanding of the registrant's common stock as of July 30, 1999 was 32,646,258.

                           SCHEIN PHARMACEUTICAL, INC.
                                      INDEX

Part I. FINANCIAL INFORMATION                                               PAGE

      Item  1. Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   June 26, 1999 and December 26, 1998                         3

                   Condensed Consolidated Statements of
                   Operations  for the three and six months ended
                   June 26, 1999 and June 27, 1998                             4

                   Condensed Consolidated Statements of Cash
                   Flows for the six months ended June 26, 1999
                   and June 27, 1998                                           5

                   Consolidated Statements of Comprehensive
                   Income for the three and six months ended June
                   26, 1999 and June 27, 1998                                  6

                   Notes to Condensed Consolidated Financial
                   Statements                                                  7

      Item  2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11

      Item  3. Quantitative and Qualitative Disclosures about Market Risk     18

Part II. OTHER INFORMATION

      Item  1. Legal Proceedings                                              19

      Item  6. Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                                    20

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 26,    December 26,
                                                                   1999          1998
                                                               ------------  ------------
                           Assets                              (unaudited)
Current assets:
    Cash and cash equivalents ...............................   $   1,011    $     377
    Accounts  receivable,  less  allowance for possible
     losses of $2,382 and $2,486 ............................      77,682       82,498
    Inventories .............................................     115,477      106,351
    Income taxes receivable .................................          --       15,900
    Other current assets ....................................      14,828       14,884
                                                                ---------    ---------
       Total current assets .................................     208,998      220,010
Property, plant and equipment, net ..........................     111,727      112,224
Product rights, licenses and regulatory approvals, net ......     115,523      107,769
Other assets ................................................      19,842       12,993
                                                                ---------    ---------
                                                                $ 456,090    $ 452,996
                                                                =========    =========

         Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses ...................   $  95,049    $  99,122
    Income taxes payable ....................................      10,540        8,626
    Revolving credit and current maturities of long-term debt     111,051      103,975
                                                                ---------    ---------
       Total current liabilities ............................     216,640      211,723
Long-term debt, less current maturities .....................     108,335      124,482
Other non-current liabilities ...............................      40,115       38,306
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value; 100,000 authorized shares;
     issued and outstanding 32,611 and 32,499 shares ........         326          325
    Additional paid-in capital ..............................      98,085       97,176
    Accumulated deficit .....................................     (11,492)     (18,543)
    Accumulated other comprehensive income (loss) ...........       4,081         (473)
                                                                ---------    ---------
       Total stockholders' equity ...........................      91,000       78,485
                                                                ---------    ---------
                                                                $ 456,090    $ 452,996
                                                                =========    =========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)
                                   (unaudited)

                                                        Three Months Ended        Six Months Ended
                                                      ---------------------    ---------------------
                                                       June 26,    June 27,     June 26,    June 27,
                                                         1999        1998         1999       1998
                                                      ---------   ---------    ---------   ---------
Net revenues ......................................   $ 130,904   $ 137,974    $ 236,767   $ 284,652
Cost of sales .....................................      87,295      91,821      156,875     186,614
                                                      ---------   ---------    ---------   ---------
       Gross profit ...............................      43,609      46,153       79,892      98,038

Costs and expenses:
       Selling, general and administrative ........      23,254      22,247       44,159      43,819
       Research and development ...................       6,039       7,054       11,207      14,201
       Amortization of intangibles and goodwill ...       1,604       2,574        3,195       5,148
                                                      ---------   ---------    ---------   ---------
Operating income ..................................      12,712      14,278       21,331      34,870
Interest expense, net .............................       4,822       5,055        9,474      11,047
Other expenses (income), net ......................         344        (620)         665      (2,142)
                                                      ---------   ---------    ---------   ---------

Income before provision for income taxes and
       extraordinary item .........................       7,546       9,843       11,192      25,965
Provision for income taxes ........................       2,719       3,400        4,141      10,400
                                                      ---------   ---------    ---------   ---------
Income before extraordinary item ..................       4,827       6,443        7,051      15,565
Extraordinary item: loss on early extinguishment of
       debt, net of income tax ....................          --      (1,660)          --      (1,660)
                                                      ---------   ---------    ---------   ---------
Net income ........................................   $   4,827   $   4,783    $   7,051   $  13,905
                                                      =========   =========    =========   =========

Earnings per share, basic:
       Income before extraordinary item ...........   $    0.15   $    0.20    $    0.22   $    0.52
       Extraordinary item .........................          --       (0.05)          --       (0.06)
                                                      ---------   ---------    ---------   ---------
       Net income .................................   $    0.15   $    0.15    $    0.22   $    0.46
                                                      =========   =========    =========   =========

Earnings per share, diluted:
       Income before extraordinary item ...........   $    0.15   $    0.20    $    0.22   $    0.51
       Extraordinary item .........................          --       (0.05)          --       (0.06)
                                                      ---------   ---------    ---------   ---------
       Net income .................................   $    0.15   $    0.15    $    0.22   $    0.45
                                                      =========   =========    =========   =========

Weighted average common shares and equivalents:
       Basic ......................................      32,610      31,767       32,588      30,230
                                                      =========   =========    =========   =========
       Diluted ....................................      32,654      32,617       32,624      30,599
                                                      =========   =========    =========   =========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                             Six Months Ended
                                                                         ----------------------
                                                                          June 26,     June 27,
                                                                            1999         1998
                                                                         ---------    ---------
Cash flows from operating activities:
  Net income .........................................................   $   7,051    $  13,905
  Adjustments to reconcile net income to net
   cash flows from operating activities:
    Depreciation and amortization ....................................      11,393       13,092
    Deferred income tax benefit ......................................      (1,195)      (1,192)
    Gain on sale of marketable securities ............................        (356)      (3,196)
    Extraordinary item: loss on early extinguishment of debt, non-cash          --        1,160
    Other ............................................................       1,821        1,227
  Changes in assets and liabilities:
    Accounts receivable ..............................................       5,336       (5,908)
    Inventories ......................................................     (11,427)     (24,415)
    Other current assets .............................................      16,108       (3,557)
    Accounts payable, income taxes payable, accrued expenses
      and other liabilities ..........................................       3,830        6,927
                                                                         ---------    ---------
Net cash provided by (used in) operating activities ..................      32,561       (1,957)
                                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures ...............................................      (3,405)     (13,585)
  Product rights and licenses ........................................     (17,000)      (8,811)
  International investments ..........................................      (2,456)      (6,464)
  Proceeds from the sale of marketable securities ....................         986        4,604
  Other, net .........................................................          --         (965)
                                                                         ---------    ---------
Net cash used in investing activities ................................     (21,875)     (25,221)
                                                                         ---------    ---------

Cash flows from financing activities:
  Principal payments on, or repayments of, debt ......................     (92,441)    (147,051)
  Proceeds from issuance of debt .....................................      81,479      119,686
  Net proceeds from initial public offering ..........................          --       52,450
  Proceeds from exercise of employee stock options ...................          11        2,048
  Proceeds from employee stock purchase plan .........................         899           --
  Increase in other non-current assets ...............................          --         (117)
                                                                         ---------    ---------
Net cash provided by (used in) financing activities ..................     (10,052)      27,016
                                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .................         634         (162)
Cash and cash equivalents, beginning of period .......................         377          804
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................   $   1,011    $     642
                                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (unaudited)

                                             Three Months Ended       Six Months Ended
                                            --------------------    --------------------
                                            June 26,    June 27,    June 26,    June 27,
                                              1999        1998        1999        1998
                                            --------    --------    --------    --------
Net income ..............................   $  4,827    $  4,783    $  7,051    $ 13,905
                                            --------    --------    --------    --------

Other comprehensive income, net of tax:
   Foreign currency translation
   adjustment ...........................       (232)       (373)         49        (407)
   Unrealized holding gains (losses)
            arising during period .......        128      (1,188)      4,717         548
   Less: reclassification adjustment for
            gains included in net income          --        (238)       (212)     (1,902)
                                            --------    --------    --------    --------
Other comprehensive income (loss) .......       (104)     (1,799)      4,554      (1,761)
                                            --------    --------    --------    --------

Comprehensive income ....................   $  4,723    $  2,984    $ 11,605    $ 12,144
                                            ========    ========    ========    ========

Components of accumulated other comprehensive income (loss), included in the Company's balance sheets, are as follows:

                                                       June 26,    December 26,
                                                         1999         1998
                                                     ------------  ------------
    Unrealized gains on marketable securities ....     $ 4,695      $   190
    Cumulative foreign currency translation
          adjustment .............................        (614)        (663)
                                                       -------      -------
                                                       $ 4,081      $  (473)
                                                       =======      =======

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying December 26, 1998 condensed consolidated balance sheet was derived from the audited consolidated balance sheet which is included in the Company's 1998 Annual Report on Form10-K. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim period ended June 26, 1999 are not necessarily indicative of the results that may be expected for the year ending December 25, 1999. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the assumed exercise of stock options using the treasury stock method. Stock options outstanding with an exercise price greater than the average market price of the Company's common stock are excluded from the computation of diluted earnings per share. The computation of diluted earnings per share using the treasury stock method did not result in a change from the calculation of basic earnings per share for the three and six month periods ended June 26, 1999. The assumed exercise of stock options could potentially dilute basic earnings per share amounts in the future.

NOTE 2--INVENTORIES

Inventories are summarized as follows:

                                                    June 26,     December 26,
                                                      1999           1998
                                                  ------------   ------------
                                                          (In thousands)

    Finished products ......................        $ 44,338        $ 29,207
    Work-in-process ........................          22,265          27,574
    Raw materials and supplies .............          48,874          49,570
                                                    --------        --------
                                                    $115,477        $106,351
                                                    ========        ========

                     SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3-- BORROWINGS

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

                                                               June 26,  December 26,
                                                                 1999        1998
                                                            -----------  ------------
                                                                  (In thousands)
Current assets:
      Inventories ..........................................   $105,877   $ 82,164
      Intercompany receivables .............................     55,154     63,385
      Other current assets .................................      6,908      3,960

Property, plant and equipment, net .........................    106,124    101,139
Product rights, licenses and regulatory approvals, goodwill,
       net and other assets ................................     72,091     69,459

Current liabilities ........................................    185,226    119,591
Deferred income taxes and other liabilities ................     35,808     38,271
Long-term debt (pushed down) ...............................    108,335    120,000

                                                                 Six Months Ended
                                                            -------------------------
                                                               June 26,  December 26,
                                                                 1999        1998
                                                            -----------  ------------
                                                                  (In thousands)
Net revenues ...............................................   $190,173   $240,965
Gross profit ...............................................     60,625     75,877
Operating income ...........................................     15,066     24,507
Net income .................................................      3,966      9,584

NOTE 4-- CONSENT AGREEMENT AND RESTRUCTURING CHARGE

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

As a result of the actions taken by the FDA and the consent agreement, the Company recorded a restructuring charge of $135.0 million, net of tax benefit, in 1998. The Company had restructuring reserves totaling $32.4 million remaining at December 26, 1998. The following is a summary of activity for the six months ended June 26, 1999 (in thousands):

                                      Balance at                            Balance at
                                      Beginning                                End
Restructuring Reserves                of Period    Additions   Deductions   of Period
----------------------                ---------    ---------   ----------   ---------
      Inventory and other.........   $   32,357       --         27,680    $   4,677
                                     ==========      ====        ======    =========

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

NOTE 5--REGULATORY MATTERS

On July 29, 1999 the FDA concluded an inspection of the Company's subsidiary, Marsam Pharmaceuticals Inc. (Marsam). At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in good manufacturing practices. Marsam is reviewing the FDA's observations and accelerating its efforts to address the noted deficiencies. As previously announced, Marsam had itself initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry, suspending manufacturing and testing activities and submitting to the FDA a list of principal points to be included in a corrective action plan. Marsam intends to work with its outside experts to modify its corrective action plan to ensure it addresses the observations noted in the Form 483 before presenting the plan to the FDA for approval. The proposed corrective action plan will include schedules for resumption of manufacture at the site on a product-by-product basis. The Company cannot predict when Marsam will resume manufacturing specific products. Additional enforcement actions may be forthcoming. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of its gross profits over the four quarters ended March, 1999.

NOTE 6--LEGAL PROCEEDINGS

In September and October 1998, following the commencement of a seizure action by the FDA against Steris on September 10, 1998, a number of substantially similar class action complaints asserting claims under the federal securities laws were filed in federal court in the District of New Jersey against the Company and certain of its officers and directors. On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. On or about March 29, 1999, lead plaintiffs filed a consolidated and amended class action complaint (the Complaint), naming as defendants the Company, its directors at the time of the Company's April 9, 1998 initial public offering (the Offering), and three of the underwriters of the Offering. Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering during the period from April 9, 1998 through September 28, 1998. They allege that defendants violated the Securities Act of 1933 and as to the Company and three of the individual defendants, the Securities Exchange Act of 1934 and Rule 10b-5 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering and in statements made immediately following the FDA seizure action on September 10, 1998. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages. In May 1999, the Company and the other defendants in this action filed a motion to dismiss the Complaint which is currently pending before the court. The Company intends to defend itself vigorously against this action.

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorney's fees to the patent holder and its licensee, and on June 22, 1999 the court fixed the fees at $2.0 million. On July 28, 1999, the Company filed an appeal of this matter.

In March 1999, an action entitled Marvin Samson v. Schein Pharmaceutical, Inc., Martin Sperber and Marsam Pharmaceuticals Inc. was commenced in Superior Court of New Jersey, Camden County, Law Division, alleging, among other things, breaches of plaintiff's employment agreement with Marsam and misrepresentations concerning responsibilities that would be given to plaintiff, and seeks, among other things, damages which plaintiff believes exceed $6 million and a declaration that the "non-competition restrictions" in his employment agreement are no longer effective. The Company intends to defend itself vigorously against this action.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. Such forward looking statements may be identified by such forward looking terms as expect, believe, may, anticipate, will or similar terms or variations thereof. These forward looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward looking statements. Some important factors which may cause results to differ include: the difficulty of predicting Food and Drug Administration (FDA) approvals, uncertainties associated with implementation of the terms and conditions of the consent agreement affecting the Company's Steris Laboratories, Inc. (Steris) facility, the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation (including, without limitation, patent challenges) and regulatory matters, Year 2000 matters and fluctuations in operating results. For further details and discussion of these risks and uncertainties see the Company's SEC filings including, but not limited to, its Annual Report on Form 10-K. The Company does not undertake to publicly update or revise any of its forward looking statements even if experience or future changes show that the indicated results or events will not be realized.

Regulatory Matters

On July 29, 1999 the FDA concluded an inspection of the Company's subsidiary, Marsam Pharmaceuticals Inc. (Marsam). At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in good manufacturing practices. Marsam is reviewing the FDA's observations and accelerating its efforts to address the noted deficiencies. As previously announced, Marsam had itself initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry, suspending manufacturing and testing activities and submitting to the FDA a list of principal points to be included in a corrective action plan. Marsam intends to work with its outside experts to modify its corrective action plan to ensure it addresses the observations noted in the Form 483 before presenting the plan to the FDA for approval. The proposed corrective action plan will include schedules for resumption of manufacture at the site on a product-by-product basis. The Company cannot predict when Marsam will resume manufacturing specific products. Additional enforcement actions may be forthcoming. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of its gross profits over the four quarters ended March, 1999.

General

The following discussion provides information and analysis of the Company's results of operations for the three month and six month periods ended June 26, 1999 and June 27, 1998, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein.

Quarter Ended June 26, 1999 Compared to Quarter Ended June 27, 1998

Net Revenues and Gross Profit   Three Months Ended                   % of Sales
(In millions)                  --------------------            --------------------
                               June 26,    June 27,     %      June 26,    June 27,
                                 1999        1998     Change     1999        1998
                               --------    --------   ------   --------    --------
Net Revenues
Generic product revenues....  $   85.8    $  108.0    -20.6%      65.5%       78.3%
Branded product revenues....      45.1        30.0     50.3%      34.5%       21.7%
                              --------    --------               -----       -----
   Total net revenues.......  $  130.9    $  138.0     -5.1%     100.0%      100.0%
                              ========    ========               =====       =====

Gross Profit ...............  $   43.6    $   46.2     -5.5%      33.3%       33.5%
                              ========    ========               =====       =====

Net revenues for the second quarter of 1999 decreased $7.1 million, or 5.1%, from $138.0 million in 1998 to $130.9 million in 1999. This was primarily due to lower revenues from Steris and Marsam manufactured products offset by higher branded and solid dosage generic product revenues.

Revenues from generic products decreased $22.2 million or 20.6% from $108.0 million in 1998 to $85.8 million in 1999. This decrease was primarily due to lower revenues from Steris manufactured products of $27.8 million and Marsam manufactured products of $11.0 million, offset by $12.5 million of price increases and unit growth from solid dosage products and $4.1 million of new product introductions.

Net revenues from branded products increased $15.1 million or 50.3% from $30.0 million in 1998 to $45.1 million in 1999, reflecting the commencement of regular shipments of newly manufactured INFeD(R) and elimination of backlog orders, and $1.8 million from the June introduction of Ferrlecit(R), Schein's next generation iron product. Ferrlecit is a drug indicated for use in hemodialysis patients receiving erythropoetin. Pharmaceuticals for this patient population are principally covered under a special federal program. Obtaining national reimbursement coverage for pharmaceuticals under this program can be a lengthy process. The Company expects that it could take up to eighteen months to establish national reimbursement coverage for Ferrlecit, and is currently working with the Health Care Financing Administration's (HCFA) regional intermediaries to establish interim reimbursement coverage.

Gross profit decreased $2.6 million, or 5.5%, from $46.2 million in 1998 to $43.6 million in 1999. The gross margin decreased 0.2% in 1999 to 33.3% compared to 33.5% in 1998. The decrease in gross profit was principally due to lower revenues from Steris manufactured products, approximately $10.0 million of charges related to inventory and other costs associated with the Marsam product recalls and the voluntary suspension of manufacturing activities at Marsam, partially offset by higher branded products volume and higher selling prices of solid dosage generics.

Costs and Expenses             Three Months Ended                   % of Sales
(In millions)                  --------------------            --------------------
                               June 26,    June 27,      %     June 26,    June 27,
                                 1999        1998      Change    1999        1998
                               --------    --------    ------  --------    --------
Selling, general and
 administrative ............  $   23.3    $   22.2      -4.5%    17.8%       16.1%
Research and development....       6.0         7.1      14.4%     4.6%        5.1%
Amortization of goodwill
 and other intangibles .....       1.6         2.6      37.7%     1.2%        1.9%
                              --------    --------               ----        ----
   Total costs and expenses.  $   30.9    $   31.9       3.1%    23.6%       23.1%
                              ========    ========               ====        ====

Selling, general and administrative expenses increased in the second quarter $1.1 million, or 4.5%, from $22.2 million in 1998 to $23.3 million in 1999. The increase reflects sales and marketing activities in support of branded products and $4.5 million of expenses attributable to the implementation of the Corrective Action Plan at the Steris facility offset by cost reduction and cost containment strategies undertaken last year.

Research and development expenses decreased in the second quarter $1.1 million or 14.4% primarily due to timing of clinical studies and the efficiencies achieved from the consolidation of research and development operations.

Amortization of intangibles and goodwill decreased $1.0 million in the second quarter of 1999 compared to the second quarter in 1998 due to the write-off of goodwill included in the third quarter 1998 restructuring charge.

Interest Expense, Other Expenses
(Income), Provision  for Income
Taxes and Extraordinary Item      Three Months Ended                        % of Sales
(In millions)                     ------------------                   ------------------
                                   June 26,  June 27,        %         June 26,  June 27,
                                    1999       1998        Change        1999      1998
                                  --------   --------     --------     --------  --------
Interest expense, net .........   $  4.8      $  5.1         4.6%        3.7%       3.7%
Total other expenses (income),.      0.3        (0.6)     -155.5%        0.3%      -0.4%
Provision for income taxes.....      2.7         3.4        20.0%        2.1%       2.5%
Extraordinary item, net........       --        (1.7)      100.0%         --        1.2%

Other expenses (income), net, was $0.3 million expense in 1999 and $0.6 million income in 1998. The change in other expenses (income), net, was primarily due to the absence of a $0.8 million gain on the 1998 sale of a 50% interest in a joint venture, partially offset by lower joint venture losses in 1999.

The Company's effective tax rate of 36.0% in 1999 was comparable to 35.0% in 1998.

The extraordinary item of $1.7 (net of income tax benefit) million in the second quarter of 1998 was related to the write-off of deferred financing fees in connection with the retirement of $50 million of the Company's senior floating rate notes with proceeds the Company received from its April 1998 initial public offering.

Six Months Ended June 26, 1999 Compared to Six Months Ended June 27, 1998

Net Revenues and Gross Profit    Six Months Ended                   % of Sales
(In millions)                  --------------------            --------------------
                               June 26,    June 27,     %      June 26,    June 27,
                                 1999        1998     Change     1999        1998
                               --------    --------   ------   --------    --------
Net Revenues
Generic product revenues....  $  174.4    $  202.3    -13.8%     73.6%      71.1%
Patent settlement revenues..      --          30.0   -100.0%       --       10.5%
                              --------    --------              -----      -----
   Total generic revenues...     174.4       232.3    -24.9%     73.6%      81.6%
Branded product revenues....      62.4        52.4     19.1%     26.4%      18.4%
                              --------    --------              -----      -----
   Total net revenues.......  $  236.8    $  284.7    -16.8%    100.0%     100.0%
                              ========    ========              =====      =====

Gross Profit ...............  $   79.9    $   98.0    -18.5%     33.7%      34.4%
                              ========    ========              =====      =====

Net revenues for the six months of 1999 decreased $47.9 million, or 16.8%, from $284.7 million in 1998 to $236.8 million in 1999. This was primarily due to the absence of $30.0 million of settlement revenue that was recorded in the first quarter of 1998 and lower revenues from Steris and Marsam manufactured products offset by higher revenues of branded and solid dosage generic products.

Revenues from generic products decreased $27.9 million or 13.8% from $202.3 million in 1998 to $174.4 million in 1999. This decrease was due to lower revenues from Steris manufactured products of $55.6 million and Marsam manufactured products of $8.7 million, offset by $28.9 million of price increases and unit growth from solid dosage products and $7.5 million of new product introductions.

Net revenues from branded products increased $10.0 million or 19.1% from $52.4 million in 1998 to $62.4 million in 1999 largely due to increased unit volume of INFeD and the June introduction of Ferrlecit, Schein's next generation iron product. Ferrlecit is a drug indicated for use in hemodialysis patients receiving erythropoetin. Pharmaceuticals for this patient population are principally covered under a special federal program. Obtaining national reimbursement coverage for pharmaceuticals under this program can be a lengthy process. The Company expects that it could take up to eighteen months to establish national reimbursement coverage for Ferrlecit, and is currently working with the Health Care Financing Administration's (HCFA) regional intermediaries to establish interim reimbursement coverage.

Gross profit decreased $18.1 million, or 18.5%, from $98.0 million in 1998 to $79.9 million in 1999. The gross margin decreased 0.7% in 1999 to 33.7% compared to 34.4% in 1998. The decrease in gross profit was principally due to the impact of the $15.0 million of gross profit contribution associated with the $30 million settlement revenue received in the first quarter of 1998 and lower revenues from Steris manufactured products, approximately $10.0 million of charges related to inventory and other costs associated with the Marsam product recalls and the voluntary suspension of manufacturing activities at Marsam, partially offset by higher branded products volume and higher selling prices of solid dosage generics.

Costs and Expenses               Six Months Ended                   % of Sales
(In millions)                  --------------------            --------------------
                               June 26,    June 27,      %     June 26,    June 27,
                                 1999        1998      Change    1999        1998
                               --------    --------    ------  --------    --------

Selling, general and
 administrative ........      $   44.2    $   43.8      -0.8%     18.7%      15.4%
Research and development          11.2        14.2      21.1%      4.7%       5.0%
Amortization of goodwill
 and other intangibles .....       3.2         5.1      37.9%      1.3%       1.8%
                              --------    --------                ----        ----
   Total costs and expenses   $   58.6    $   63.1       7.3%     24.7%       22.2%
                              ========    ========                ====        ====

Selling, general and administrative expenses increased in the six months $0.4 million, or 0.8%, from $43.8 million in 1998 to $44.2 million in 1999. The increase reflects sales and marketing activities in support of branded products and $8.5 million of expenses attributable to the implementation of the Corrective Action Plan at the Steris facility offset by cost reduction and cost containment strategies undertaken.

Research and development expenses decreased in the six months $3.0 million or 21.1% primarily due to timing of clinical studies and the efficiencies achieved from the consolidation of research and development operations.

Amortization of intangibles and goodwill decreased $1.9 million in the six months of 1999 compared to the first six months in 1998 due to the write-off of goodwill included in the third quarter 1998 restructuring charge.

Interest Expense, Other Expenses
(Income), Provision  for Income
Taxes and Extraordinary Item       Six Months Ended                        % of Sales
(In millions)                     ------------------                   ------------------
                                   June 26,  June 27,        %         June 26,  June 27,
                                    1999       1998        Change        1999      1998
                                  --------   --------     --------     --------  --------
Interest expense, net ..........  $    9.5   $   11.0       14.2%        4.0%      3.9%
Total other expenses (income),..       0.7       (2.1)    -131.0%        0.3%     -0.8%
Provision for income taxes......       4.1       10.4       60.2%        1.7%      3.7%
Extraordinary item, net ........        --       (1.7)     100.0%         --       0.6%

Interest expense decreased $1.5 million, or 14.2%, from $11.0 million in 1998 to $9.5 million in 1999. The decline in interest expense was principally due to lower debt levels as the proceeds from the initial public offering in April 1998 were used to retire senior floating rate notes and lower interest rates under the Company's revolving credit and term loan agreement.

Other expenses (income), net, was $0.7 million expense in 1999 and $2.1 million income in 1998. The change in other expenses (income), net, was primarily due to gains on the sale of marketable securities declining from $3.1 million in 1998 to $0.3 million in 1999.

The Company's effective tax rate was 37% in 1999 and 40% in 1998. The decline in the effective tax rate was primarily due to the elimination of non-deductible goodwill amortization following the Company's write-off of goodwill in connection with the third quarter 1998 restructuring charge.

The extraordinary item of $1.7 (net of income tax benefit) million in the second quarter of 1998 was related to the write-off of deferred financing fees in connection with the retirement of $50 million of the Company's senior floating rate notes with proceeds the Company received from its April 1998 initial public offering.

Liquidity and Capital Resources

Net cash provided by operating activities was $32.6 million for the six months ended June 1999. The net cash provided by operating activities was attributable to net income of $7.1 million as adjusted for the effects of non-cash items of $11.7 million and changes in assets and liabilities totaling $13.8 million. The decrease in accounts receivable of $5.3 million was primarily the result of declines in revenues from Steris and Marsam manufactured products. Inventories increased $11.4 million primarily due to the resumption of the production of INFeD and increased inventory levels in anticipation of higher demand by customers with Year 2000 related supply concerns. Other current assets decreased by $16.1 million primarily due to collection of the income taxes receivable of $15.3 million, while accounts payable, income taxes payable, accrued expenses and other liabilities increased by $3.8 million.

Net cash used in investing activities for the six months ended June, 1999 was $21.9 million consisting of capital expenditures of $3.4 million and the acquisition of product rights and licenses of $17.0 million. Product rights and licenses consisted of $12.0 million paid in connection with a product development agreement with Elan Corporation plc and $5.0 million under the trademark and distribution agreement related to Ferrlecit. International investments increased $2.5 million offset by proceeds received from the sale of marketable securities of $1.0 million.

Net cash of $10.1 million used in financing activities for the six months ended June 1999 was comprised of net repayments of debt of $11.0 million offset by proceeds from the employee stock option plan and stock purchase plan of $0.9 million. In addition, in June 1999 the remaining 50% interest in a United Kingdom joint venture was acquired for a $1.2 million note payable to the seller and the assumption of current liabilities including $2.2 million of bank debt.

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

Business Transaction Systems - These applications process and handle the Company's day-to-day business transactions and encompass customer order/billing, finished goods inventory, distribution, manufacturing and laboratory support, electronic data interchange (EDI), contract processing, forecasting and vendor managed inventory. Thirteen of the nineteen applications were assessed as Y2K non-compliant; nine of the non-compliant systems have been remediated and deployed, one retired and the remaining three systems are expected to be remediated and deployed by the end of the third quarter of 1999. In addition, nine system services are provided by third parties (e.g., payroll, employee savings and investment recordkeeping); three of these applications were assessed as Y2K non-compliant and are expected to be updated by the end of the third quarter of 1999.

Plant Floor/Laboratory Applications & Devices and Computer Network - Over 2,200 applications and devices are installed at the Company's manufacturing, laboratory, distribution and office facilities that are date capable and/or contain embedded systems. The Computer Network includes 1,400 PC hardware devices, software, applications and files installed on the Company's network devices and standalone PCs. The inventory and assessment of the Plant Floor/Laboratory Applications & Devices and the Computer Network has been completed; the remediation, testing and deployment of 165 identified non-compliant applications/devices and replacement of approximately 500 non-compliant PCs is expected to be completed by the end of the fourth quarter of 1999.

Supply-Chain Partner Compliance Readiness - To continue business activities with the Company's trading partners (i.e., customers, suppliers, payers, financial institutions, etc.), all entities that comprise the Company's supply-chain must be Y2K compliant. The Company has contacted its suppliers, customers and other parties to determine their "state of readiness" for Y2K compliance. To date, the Company has received compliance readiness statements from nineteen of the Company's top twenty customers (representing approximately 75% of the Company's net revenues) and an additional 445 customers indicating that they are or will be Y2K compliant by year-end 1999. Also, 35 of the Company's 77 critical suppliers of active pharmaceutical ingredients used to manufacture products representing over 85% of the Company's gross profit, have likewise provided compliance readiness statements that they are or will be Y2K compliant by the year-end 1999. The Company will continue to contact its trading partners and major public/private providers of infrastructure services to determine their state of readiness for Y2K compliance.

Contingency Planning - The Company's plan includes the assessment of Y2K related risks/threats and the preparation of alternative work procedures in the event of possible Y2K disruptions. The sources of risk could include information technology (IT) systems, embedded devices, EDI and external dependencies; potential failures related to the occurrence of these risks can include operational disruptions, financial losses, damage to assets, personal safety and legal liabilities. The Company is completing the assessment of identifying risks/threats covering individual business processes. The completion of the assessment of Y2K risks and the preparation of contingency plans are expected to be completed by the end of the third quarter of 1999.

The estimated $3.5 million of costs incurred inception to date associated with Y2K compliance have been expensed as incurred and future costs are not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, there is uncertainty concerning the potential costs and effects associated with Y2K compliance. Thus, if the Company is unsuccessful in identifying or remediating all Y2K problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, its results of operations or financial condition could be materially adversely impacted.

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

As of June 26, 1999, the Company had $150 million notional amount outstanding in interest rate swaps. These swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 5.43% for the weighted average variable LIBOR rate of 5.13% on the Company's debt. The swaps expire in September 1999 and February 2001.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In September and October 1998, following the commencement of a seizure action by the FDA against Steris on September 10, 1998, a number of substantially similar class action complaints asserting claims under the federal securities laws were filed in federal court in the District of New Jersey against the Company and certain of its officers and directors. On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. On or about March 29, 1999, lead plaintiffs filed a consolidated and amended class action complaint (the Complaint), naming as defendants the Company, its directors at the time of the Company's April 9, 1998 initial public offering (the Offering), and three of the underwriters of the Offering. Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering during the period from April 9, 1998 through September 28, 1998. They allege that defendants violated the Securities Act of 1933 and as to the Company and three of the individual defendants, the Securities Exchange Act of 1934 and Rule 10b-5 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering and in statements made immediately following the FDA seizure action on September 10, 1998. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages. In May 1999, the Company and the other defendants in this action filed a motion to dismiss the Complaint which is currently pending before the court. The Company intends to defend itself vigorously against this action.

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorney's fees to the patent holder and its licensee, and on June 22, 1999 the court fixed the fees at $2.0 million. On July 28, 1999, the Company filed an appeal of this matter.

In March 1999, an action entitled Marvin Samson v. Schein Pharmaceutical, Inc., Martin Sperber and Marsam Pharmaceuticals Inc. was commenced in Superior Court of New Jersey, Camden County, Law Division, alleging, among other things, breaches of plaintiff's employment agreement with Marsam and misrepresentations concerning responsibilities that would be given to plaintiff, and seeks, among other things, damages which plaintiff believes exceed $6 million and a declaration that the "non-competition restrictions" in his employment agreement are no longer effective. The Company intends to defend itself vigorously against this action.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Schein Pharmaceutical, Inc.
                                  (Registrant)


                                 By: /s/ Martin Sperber
                                    --------------------------------------------
                                    Martin Sperber
                                    Chairman of the Board,
                                    Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)


                                 By: /s/ Dariush Ashrafi
                                    --------------------------------------------
                                    Dariush Ashrafi
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: August 10, 1999