Form 10-Q
period 1999-09-25
SCHEIN PHARMACEUTICAL INC
filed 1999-11-09
CIK 948929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999


                         Commission file number 1-14019


                           SCHEIN PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                      11-2726505
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)


     100 CAMPUS DRIVE, FLORHAM PARK, NJ                            07932
------------------------------------------------             -------------------
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

Yes ...X...  No.......

      The number of shares outstanding of the registrant's common stock as of October 29, 1999 was 32,693,110.

                           SCHEIN PHARMACEUTICAL, INC.
                                      INDEX

Part I.  FINANCIAL INFORMATION                                              PAGE


         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   September 25, 1999 and December 26, 1998                    3

                   Condensed Consolidated Statements of Operations
                   for the three and nine months ended September 25,
                   1999 and September 26, 1998                                 4

                   Condensed Consolidated Statements of Cash Flows
                   for the nine months ended September 25, 1999 and
                   September 26, 1998                                          5

                   Consolidated Statements of Comprehensive Income (Loss)
                   for the three and nine months ended September 25, 1999
                   and September 26, 1998                                      6

                   Notes to Condensed Consolidated Financial Statements        7

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        12

       Item 3.     Quantitative and Qualitative Disclosures about
                   Market Risk                                                19


Part II.  OTHER INFORMATION

       Item 1.     Legal Proceedings                                          20

       Item 6.     Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                                    21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    SEPTEMBER 25,   DECEMBER 26,
                                                                       1999            1998
                                                                     ---------       ---------
                                           ASSETS                   (unaudited)
Current assets:
     Cash and cash equivalents ................................      $     986       $     377
     Accounts receivable, less allowance for possible losses of
        $2,385 and $2,486 .....................................         68,411          82,498
     Inventories ..............................................        104,152         106,351
     Income taxes receivable ..................................             --          15,900
     Other current assets .....................................         24,266          14,884
                                                                     ---------       ---------
          Total current assets ................................        197,815         220,010
Property, plant and equipment, net ............................        109,638         112,224
Product rights, licenses and regulatory approvals, net ........        113,368         107,769
Other assets ..................................................         30,458          12,993
                                                                     ---------       ---------
                                                                     $ 451,279       $ 452,996
                                                                     =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ....................      $  69,863       $  99,122
     Income taxes payable .....................................         13,554           8,626
     Revolving credit and current maturities of long-term debt         116,878         103,975
                                                                     ---------       ---------
          Total current liabilities ...........................        200,295         211,723
Long-term debt, less current maturities .......................        101,077         124,482
Other non-current liabilities .................................         45,306          38,306
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 100,000 authorized shares;
        issued and outstanding 32,655 and 32,499 shares .......            326             325
     Additional paid-in capital ...............................         98,577          97,176
     Accumulated deficit ......................................         (7,209)        (18,543)
     Accumulated other comprehensive income (loss) ............         12,907            (473)
                                                                     ---------       ---------
          Total stockholders' equity ..........................        104,601          78,485
                                                                     ---------       ---------
                                                                     $ 451,279       $ 452,996
                                                                     =========       =========


     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)
                                   (unaudited)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  -----------------------       -------------------------
                                                                  SEPT. 25,     SEPT. 26,       SEPT. 25,       SEPT. 26,
                                                                    1999          1998            1999            1998
                                                                  ---------     ---------       ---------       ---------
Net revenues..................................................    $ 123,954     $ 116,922       $ 360,721       $ 401,574
Cost of sales.................................................       80,236        78,069         237,111         264,683
                                                                  ---------     ---------       ---------       ---------

         Gross profit.........................................       43,718        38,853         123,610         136,891

Costs and expenses:
         Selling, general and administrative..................       22,828        22,575          66,987          66,394
         Research and development.............................        7,098         7,571          18,305          21,772
         Amortization of intangibles and goodwill.............        1,709         2,139           4,904           7,287
         Restructuring charge.................................           -        156,600               -         156,600
                                                                  ---------     ---------       ---------       ---------

Operating income (loss).......................................       12,083      (150,032)         33,414        (115,162)
Interest expense, net.........................................        4,968         4,777          14,442          15,824
Other expenses (income), net..................................          316          (351)            981          (2,493)
                                                                  ---------     ---------       ---------       ---------

Income (loss) before provision (benefit) for income taxes and
         extraordinary item...................................        6,799      (154,458)         17,991        (128,493)
Provision (benefit) for income taxes..........................        2,516       (23,638)          6,657         (13,238)
                                                                  ---------     ---------       ---------       ---------
Income (loss) before extraordinary item.......................        4,283      (130,820)         11,334        (115,255)

Extraordinary item: loss on early extinguishment of
         debt, net of income tax..............................           -              -               -          (1,660)
                                                                  ---------     ---------       ---------       ---------

Net income (loss).............................................      $ 4,283     $(130,820)       $ 11,334       $(116,915)
                                                                  =========     =========       =========       =========


Earnings (loss) per share, basic and diluted:
         Income (loss) before extraordinary item..............      $  0.13      $  (4.04)        $  0.35        $  (3.72)
         Extraordinary item...................................           -              -               -           (0.06)
                                                                  ---------     ---------       ---------       ---------
         Net income (loss)....................................      $  0.13      $  (4.04)        $  0.35        $  (3.78)
                                                                  =========     =========       =========       =========


Weighted average common shares and equivalents:
         Basic................................................      32,650         32,401          32,609          30,954
         Diluted..............................................      32,829         32,401          32,694          30,954



     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                  NINE MONTHS ENDED
                                                                              -------------------------
                                                                              SEPT. 25,       SEPT. 26,
                                                                                1999            1998
                                                                              ---------       ---------
Cash flows from operating activities:
   Net income (loss) ...................................................      $  11,334       $(116,915)
  Adjustments to reconcile net income (loss) to net
    cash flows from operating activities:
      Depreciation and amortization ....................................         17,410          19,105
      Impairment of long lived assets, due to restructuring ............             --         102,280
      Inventory write-off, due to restructuring ........................             --          30,500
      Deferred income taxes ............................................         (1,796)          1,349
      Gain on sale of marketable securities ............................           (684)         (4,551)
      Extraordinary item: loss on early extinguishment of debt, non-cash             --           1,160
      Other ............................................................          2,145           3,743
  Changes in operating assets and liabilities:
      Accounts receivable ..............................................         14,604           8,754
      Inventories ......................................................           (102)        (26,901)
      Income taxes receivable and other current assets .................          6,052            (415)
      Accounts payable, income taxes payable, accrued expenses
        and other liabilities ..........................................        (16,532)        (14,090)
                                                                              ---------       ---------
Net cash provided by operating activities ..............................         32,431           4,019
                                                                              ---------       ---------

Cash flows from investing activities:
  Capital expenditures .................................................         (5,019)        (19,612)
  Product rights and licenses ..........................................        (19,038)        (15,811)
  International investments ............................................         (2,541)         (6,838)
  Proceeds from the sale of marketable securities ......................          2,009           6,607
  Other, net ...........................................................          3,757            (950)
                                                                              ---------       ---------
Net cash used in investing activities ..................................        (20,832)        (36,604)
                                                                              ---------       ---------

Cash flows from financing activities:
  Principal payments on, or repayments of, debt ........................       (153,579)       (169,890)
  Proceeds from issuance of debt .......................................        141,187         155,000
  Net proceeds from initial public offering ............................             --          52,450
  Proceeds from exercise of employee stock options .....................            148           4,306
  Proceeds from employee stock purchase plan ...........................          1,254             544
  Increase in other non-current assets .................................             --            (117)
                                                                              ---------       ---------
Net cash provided by (used in) financing activities ....................        (10,990)         42,293
                                                                              ---------       ---------

Net increase in cash and cash equivalents ..............................            609           9,708
Cash and cash equivalents, beginning of period .........................            377             804
                                                                              ---------       ---------
Cash and cash equivalents, end of period ...............................      $     986       $  10,512
                                                                              =========       =========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         -------------------------       -------------------------
                                                         SEPT. 25,       SEPT. 26,       SEPT. 25,       SEPT. 26,
                                                            1999           1998            1999            1998
                                                         ---------       ---------       ---------       ---------
Net income (loss) .................................      $   4,283       $(130,820)      $  11,334       $(116,915)
                                                         ---------       ---------       ---------       ---------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment ......           (229)            534            (180)            127
     Unrealized holding gains arising
                during period .....................          9,250             114          13,967             662
     Less:  reclassification adjustment for
                gains included in net income (loss)           (195)           (806)           (407)         (2,708)
                                                         ---------       ---------       ---------       ---------
Other comprehensive income (loss) .................          8,826            (158)         13,380          (1,919)
                                                         ---------       ---------       ---------       ---------

Comprehensive income (loss) .......................      $  13,109       $(130,978)      $  24,714       $(118,834)
                                                         =========       =========       =========       =========


Components of accumulated other comprehensive income (loss), included in the Company's balance sheets, are as follows:

                                                      SEPTEMBER 25,   DECEMBER 26,
                                                          1999           1998
                                                        --------       --------
Unrealized gains on marketable securities ........      $ 13,750       $    190
Cumulative foreign currency translation adjustment          (843)          (663)
                                                        --------       --------
                                                        $ 12,907       $   (473)
                                                        ========       ========


     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--GENERAL AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying December 26, 1998 condensed consolidated balance sheet was derived from the audited consolidated balance sheet which is included in the Company's 1998 Annual Report on Form10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals and the effects of the 1998 restructuring charge) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim periods ended September 25, 1999 are not necessarily indicative of the results that may be expected for the year ending December 25, 1999. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.


NOTE 2--INVENTORIES

Inventories are summarized as follows:

                                          SEPTEMBER 25,      DECEMBER 26,
                                              1999               1998
                                           ----------         ----------
                                                   (In thousands)

     Finished products................     $   29,561         $   29,207
     Work-in-process..................         29,045             27,574
     Raw materials and supplies.......         45,546             49,570
                                           ----------         ----------
                                           $  104,152         $  106,351
                                           ==========         ==========

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

                                                               SEPTEMBER 25,  SEPTEMBER 26,
                                                                   1999           1998
                                                               -------------  -------------
                                                                      (In thousands)
Current assets:
         Inventories .......................................     $  71,653      $  82,164
         Intercompany receivables ..........................        47,409         63,385
         Other current assets ..............................         7,029          3,960

Property, plant and equipment, net .........................       104,267        101,139
Product rights, licenses and regulatory approvals, goodwill,
          net and other assets .............................        78,500         69,459

Current liabilities ........................................       158,650        119,591
Deferred income taxes and other liabilities ................        35,212         38,271
Long-term debt (pushed down) ...............................       101,077        120,000

                                                                    NINE MONTHS ENDED
                                                               ----------------------------
                                                               SEPTEMBER 25,  SEPTEMBER 26,
                                                                   1999           1998
                                                               -------------  -------------
                                                                      (In thousands)
Net revenues ...............................................     $ 249,939      $ 339,452
Gross profit ...............................................        69,911        102,121
Operating income (loss) ....................................        15,436       (131,605)
Net income (loss) ..........................................         1,100       (123,314)



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

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

In 1998 Steris posted a bond in the amount of $6 million to secure certain obligations under the consent agreement. The consent agreement provided that the bond would be released once Steris abided by and performed all of the terms and conditions in the consent agreement relating to the seized products. Steris met all of the terms and conditions regarding the seized products in accordance with the consent agreement, and on September 24, 1999, the bond was released and discharged.

As a result of the actions taken by the FDA and the consent agreement, the Company recorded a restructuring charge of $135.0 million, net of tax benefit, in 1998. The Company had restructuring reserves totaling $32.4 million remaining at December 26, 1998. The following is a summary of activity for the nine months ended September 25, 1999 (in thousands):

                                                       BALANCE AT                                          BALANCE AT
                                                        BEGINNING                                              END
RESTRUCTURING RESERVES                                  OF PERIOD        ADDITIONS        DEDUCTIONS        OF PERIOD
                                                      --------------   --------------    --------------   --------------
         Inventory and other......................         $ 32,357          -                  29,933          $ 2,424
                                                      ==============   ==============    ==============   ==============

Steris has submitted to the FDA the corrective action plan provided for under the consent agreement and is implementing that plan. As the Company previously announced in April 1999, the FDA has permitted the resumption of INFeD manufacturing on a regular production basis, subject to an independent third-party consultant's review and assessment of each lot.

NOTE 5--REGULATORY MATTERS

On July 29, 1999, the FDA concluded an inspection of the Company's subsidiary, Marsam Pharmaceuticals Inc. (Marsam). At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in current good manufacturing practices. As previously announced, Marsam had itself initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. As a result of these actions, the Company has included a charge of approximately $17 million primarily relating to Marsam inventory and product recalls. With its response to the FDA observations, Marsam submitted its proposed corrective action plan. The corrective action plan includes schedules for resumption of manufacturing at the site on a product-by-product basis. Marsam is currently addressing the noted deficiencies and is seeking FDA comment on its plan. The Company cannot predict the nature of the FDA response, when Marsam will resume manufacturing specific products, or the financial implications of such events. Additional enforcement actions may be forthcoming. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of its gross profits over the four quarters ended March, 1999.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6--LEGAL PROCEEDINGS

In September and October 1998, following the commencement of the seizure action by the FDA against Steris on September 10, 1998, a number of substantially similar class action complaints asserting claims under the federal securities laws were filed in federal Court in the District of New Jersey against the Company and certain of its officers and directors. On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. On or about March 29, 1999, lead plaintiffs filed a consolidated and amended class action complaint (the Complaint), naming as defendants the Company, its directors at the time of the Company's April 9, 1998 initial public offering (the Offering), and three of the underwriters of the Offering. Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering during the period from April 9, 1998 through September 28, 1998. They allege that defendants violated the Securities Act of 1933 and as to the Company and three of the individual defendants, the Securities Exchange Act of 1934 and Rule 10b-5 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering and in statements made immediately following the FDA seizure action on September 10, 1998. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages. In May 1999, the Company and the other defendants in this action filed a motion to dismiss the Complaint which is currently pending before the court. The Company intends to defend itself vigorously against this action.

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorney's fees to the patent holder and its licensee, and on June 22, 1999 the court fixed the fees at $2.0 million. On July 28, 1999, the Company filed an appeal of this matter which is currently pending before the appeals court.

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


NOTE 7--PRODUCT RIGHTS REVENUE

In the third quarter 1999, the Company sold the rights to certain otic and ophthalmic products for $13.5 million. This amount was recorded as revenue and income for the third quarter.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 8--SUBSEQUENT EVENT

On October 22, 1999, the Company reached a settlement with Duramed Pharmaceuticals, Inc. (Duramed) in a litigation pertaining to a 1992 agreement between the companies relating to development of a conjugated estrogen product. In conjunction with this settlement, the Company received a $7.5 million payment on October 22, 1999 and is to receive a second $7.5 million payment on or before January 20, 2000, or the Company can require Duramed to issue shares of common stock equal in value to $7.5 million. The Company expects to record a significant portion of this settlement revenue as income in the fourth quarter of 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. Such forward looking statements may be identified by such forward looking terms as expect, believe, may, anticipate, will or similar terms or variations thereof. These forward looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward looking statements. Some important factors which may cause results to differ include: the uncertainty and the difficulty of predicting the United States Food and Drug Administration (FDA) approvals, uncertainties associated with the implementation of the terms and conditions of the consent agreement affecting Steris Laboratories, Inc. (Steris), a subsidiary of the Company, the uncertainty of the outcome of the proposed corrective action plan at the Company's subsidiary, Marsam Pharmaceutical's Inc. (Marsam), the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation and regulatory matters, Year 2000 matters, and fluctuations in operating results. For further details and discussion of these risks and uncertainties see Schein Pharmaceutical, Inc.'s SEC filings including, but not limited to, its Annual Report on Form 10-K for the year ended 1998 and its quarterly reports on Form 10-Q for the quarters ended March 27, 1999 and June 26, 1999. The Company does not undertake to publicly update or revise any of its forward looking statements even if experience or future changes show that the indicated results or events will not be realized.


REGULATORY MATTERS

On July 29, 1999, the FDA concluded an inspection of the Company's subsidiary, Marsam Pharmaceuticals Inc. (Marsam). At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in current good manufacturing practices. As previously announced, Marsam had itself initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. As a result of these actions, the Company has included a charge of approximately $17 million primarily relating to Marsam inventory and product recalls. With its response to the FDA observations, Marsam submitted its proposed corrective action plan. The corrective action plan includes schedules for resumption of manufacturing at the site on a product-by-product basis. Marsam is currently addressing the noted deficiencies and is seeking FDA comment on its plan. The Company cannot predict the nature of the FDA response, when Marsam will resume manufacturing specific products, or the financial implications of such events. Additional enforcement actions may be forthcoming. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of its gross profits over the four quarters ended March, 1999.

GENERAL

The following discussion provides information and analysis of the Company's results of operations for the three month and nine month periods ended September 25, 1999 and September 26, 1998, respectively, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein.

QUARTER ENDED SEPTEMBER 25, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 26, 1998


NET REVENUES AND GROSS PROFIT                               THREE MONTHS ENDED                           % OF REVENUES
                                                         -------------------------                  ------------------------
                                                          SEPT. 25,      SEPT. 26,       %          SEPT. 25,      SEPT. 26,
(In millions)                                               1999           1998        CHANGE         1999           1998
                                                           -------        ------       ------        -------        -------
NET REVENUES
Generic product revenues..........................         $  73.5        $ 94.9         -22.6%          59.3%          81.2%
Product rights revenues...........................            13.5             -         100.0%          10.9%              -
                                                           -------        ------                      -------        -------
     Total generic revenues.......................         $  87.0        $ 94.9          -8.3%          70.2%          81.2%
                                                           =======        ======                      =======        =======

Branded product revenues..........................         $  37.0        $ 22.0          68.1%          29.8%          18.8%
                                                           -------        ------                      -------        -------
     Total net revenues...........................         $ 124.0       $ 116.9           6.1%           100%           100%
                                                           =======        ======                      =======        =======

GROSS PROFIT......................................         $  43.7        $ 38.9          12.5%          35.3%          33.2%
                                                           =======        ======                      =======        =======


Net revenues for the third quarter of 1999 increased $7.1 million, or 6.1%, from $116.9 million in 1998 to $124.0 million in 1999. This was primarily due to higher branded product revenues and sale of product rights partially offset by lower generic product revenues from Steris and Marsam manufactured products. Product rights revenues included the sale of rights to certain otic and ophthalmic products from our Steris facility that the Company did not plan to reintroduce in the short to medium term.

Revenues from generic products decreased $21.4 million or 22.6% from $94.9 million in 1998 to $73.5 million in 1999. This decrease was primarily due to lower revenues from Steris manufactured products of $14.0 million and Marsam manufactured products of $7.8 million, while solid dosage revenues increased slightly.

Net revenues from branded products increased $15.0 million or 68.1% from $22.0 million in 1998 to $37.0 million in 1999, reflecting strong branded product revenues principally from shipments of INFeD(R) compared to last year when revenues were impacted by actions taken by the FDA in mid September. Ferrlecit(R), introduced in June, continues to be favorably accepted by the medical community and utilization is increasing. The Company continues to work with the Health Care Financing Administration (HCFA) and HCFA's regional intermediaries to establish national and interim reimbursement coverage for Ferrlecit. Under a new HCFA review process, the Company expects to receive HCFA's national reimbursement coverage decision over the coming months.

Gross profit increased $4.8 million, or 12.5%, from $38.9 million in 1998 to $43.7 million in 1999. The gross margin increased 2.1% in 1999 to 35.3% compared to 33.2% in 1998. The increase in gross profit was principally due to higher branded products volume, the sale of product rights and higher selling prices of solid dosage products partially offset by idle facility costs in our sterile plants and $6.6 million of charges related to Marsam inventory and product recalls.


COSTS AND EXPENSES                                          THREE MONTHS ENDED                           % OF REVENUES
                                                         -------------------------                  ------------------------
                                                          SEPT. 25,      SEPT. 26,       %          SEPT. 25,      SEPT. 26,
(In millions)                                               1999           1998        CHANGE         1999           1998
                                                           -------        ------       ------        -------        -------

Selling, general and administrative................        $  22.8        $ 22.6          -1.1%          18.4%          19.3%
Research and development...........................            7.1           7.6           6.2%           5.7%           6.5%
Amortization of intangibles and goodwill...........            1.7           2.1          20.1%           1.4%           1.8%
Restructuring charge...............................              -         156.6         100.0%             -          134.0%
                                                           -------        ------                      -------        -------
         Total costs and expenses..................        $  31.6        $188.9          83.3%          25.5%         161.6%
                                                           =======        ======                      =======        =======

Selling, general and administrative expenses increased in the third quarter $0.2 million, or 1.1%, from $22.6 million in 1998 to $22.8 million in 1999. The increase reflects expenses attributable to the corrective action plans at the Steris and Marsam facilities of $4.6 million principally offset by cost reduction and cost containment strategies undertaken.

Research and development expenses decreased in the third quarter $0.5 million or 6.2% primarily due to timing of clinical studies and the efficiencies achieved from the consolidation of research and development operations.

Amortization of intangibles and goodwill decreased $0.4 million in the third quarter of 1999 compared to the third quarter in 1998 due to the write-off of goodwill included in the third quarter 1998 restructuring charge.

The restructuring charge of $156.6 million in the third quarter of 1998 related to the finalization of the Steris consent agreement with the FDA.


INTEREST EXPENSE, OTHER EXPENSES (INCOME), PROVISION
(BENEFIT) FOR INCOME TAXES AND EXTRAORDINARY ITEM          THREE MONTHS ENDED                             % OF REVENUES
                                                       ----------- -- -----------                  ------------ - -----------
                                                       SEPT. 25,      SEPT. 26,          %          SEPT. 25,     SEPT. 26,
(In millions)                                             1999           1998          CHANGE         1999           1998
                                                       -----------    -----------    -----------   ------------   -----------
Interest expense, net.............................         $  5.0         $  4.8          -4.0%           4.0%          4.1%
Other expenses (income), net......................            0.3           (0.4)       -190.0%           0.3%         -0.3%
Provision (benefit) for income taxes..............            2.5          (23.6)       -110.6%           2.0%        -20.2%

Other expenses (income), net, was $0.3 million expense in 1999 and $0.4 million income in 1998. The change in other expenses (income), net, was primarily due to a $1.1 million gain in 1998 on the sale of securities and lower joint venture losses in 1999.

The Company's effective tax rate of 37.0% in 1999 was compared to a 15.3% benefit in 1998. The effective tax rate benefit in 1998 was lower than the statutory rate due to the effect of the non-deductible goodwill amortization write-off of $95.5 million included in the restructuring charge related to Steris.

NINE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1998


NET REVENUES AND GROSS PROFIT                              NINE MONTHS ENDED                              % OF REVENUES
                                                       --------------------------                  --------------------------
                                                       SEPT. 25,      SEPT. 26,          %          SEPT. 25,     SEPT. 26,
(In millions)                                             1999           1998          CHANGE         1999           1998
                                                       -----------    -----------    -----------   ------------   -----------
NET REVENUES
Generic product revenues..........................        $ 247.8        $ 297.2         -16.6%          68.7%         74.0%
Settlement and product rights revenues............           13.5           30.0         -55.0%           3.7%          7.5%
                                                       -----------    -----------                  ------------   -----------
     Total generic revenues.......................          261.3          327.2         -20.1%          72.4%         81.5%
Branded product revenues..........................           99.4           74.4          33.6%          27.6%         18.5%
                                                       -----------    -----------                  ------------   -----------

     Total net revenues...........................        $ 360.7        $ 401.6         -10.2%         100.0%        100.0%
                                                       ===========    ===========                  ============   ===========

GROSS PROFIT......................................        $ 123.6        $ 136.9          -9.7%          34.3%         34.1%
                                                       ===========    ===========                  ============   ===========

Net revenues for the nine months of 1999 decreased $40.9 million, or 10.2%, from $401.6 million in 1998 to $360.7 million in 1999. This was primarily due to lower generic product revenues from Steris and Marsam manufactured products, the absence of $30.0 million of settlement revenue that was recorded in 1998 offset by higher revenues of branded and solid dosage generic products and product rights revenues.

Revenues from generic products decreased $49.4 million or 16.6% from $297.2 million in 1998 to $247.8 million in 1999. This decrease was due to lower revenues from Steris manufactured products of $69.3 million and Marsam manufactured products of $15.3 million, offset by $24.4 million of price increases and unit growth from solid dosage products and $10.8 million of new product introductions.

Net revenues from branded products increased $25.0 million or 33.6% from $74.4 million in 1998 to $99.4 million in 1999 largely due to increased unit volume of INFeD compared to last year when revenues were negatively impacted by actions taken by the FDA in mid September. Ferrlecit, introduced in June, continues to be favorably accepted by the medical community and utilization is increasing. The Company continues to work with the Health Care Financing Administration
(HCFA) and HCFA's regional intermediaries to establish national and interim reimbursement coverage for Ferrlecit. Under a new HCFA review process, the Company expects to receive HCFA's national reimbursement coverage decision over the coming months.

Gross profit decreased $13.3 million, or 9.7%, from $136.9 million in 1998 to $123.6 million in 1999. The gross margin increased 0.2% in 1999 to 34.3% compared to 34.1% in 1998. The increase in gross profit was principally due to higher branded products volume, the sale of product rights and higher selling prices of solid dosage products offset by idle facility costs in our sterile plants, $16.6 million of charges related to Marsam inventory and product recalls and the impact of the $15.0 million of gross profit contribution associated with the $30.0 million settlement revenue received in the first quarter of 1998.


COSTS AND EXPENSES                                         NINE MONTHS ENDED                              % OF REVENUES
                                                       ---------------------------                  -------------------------
                                                       SEPT. 25,      SEPT. 26,          %          SEPT. 25,     SEPT. 26,
(In millions)                                             1999           1998          CHANGE         1999           1998
                                                       -----------    -----------    -----------   ------------   -----------
Selling, general and administrative................        $ 67.0        $  66.4          -0.9%          18.6%         16.5%
Research and development...........................          18.3           21.8          15.9%           5.1%          5.4%
Amortization of intangibles and goodwill...........           4.9            7.3          32.7%           1.4%          1.8%
Restructuring charge...............................             -          156.6         100.0%              -         39.0%
                                                       -----------    -----------                  ------------   -----------
         Total costs and expenses..................        $ 90.2        $ 252.1          64.2%          25.1%         62.7%
                                                       ===========    ===========                  ============   ===========

Selling, general and administrative expenses increased in the nine months $0.6 million, or 0.9%, from $66.4 million in 1998 to $67.0 million in 1999. The increase reflects sales and marketing activities in support of branded products and $13.1 million of expenses attributable to the implementation of the corrective action plans at the Steris and Marsam facilities offset by cost reduction and cost containment strategies.

Research and development expenses decreased in the nine months $3.5 million or 15.9% primarily due to timing of clinical studies and the efficiencies achieved from the consolidation of research and development operations.

Amortization of intangibles and goodwill decreased $2.4 million in the nine months of 1999 compared to the first nine months in 1998 due to the write-off of goodwill included in the third quarter 1998 restructuring charge.

The restructuring charge of $156.6 million in the third quarter of 1998 related to the finalization of the Steris consent agreement with the FDA.


INTEREST EXPENSE, OTHER EXPENSES (INCOME), PROVISION
(BENEFIT) FOR INCOME TAXES AND EXTRAORDINARY ITEM          NINE MONTHS ENDED                              % OF REVENUES
                                                       --------------------------                  --------------------------
                                                       SEPT. 25,      SEPT. 26,          %          SEPT. 25,     SEPT. 26,
(In millions)                                             1999           1998          CHANGE         1999           1998
                                                       -----------    -----------    -----------   ------------   -----------
Interest expense, net.............................        $  14.4         $ 15.8           8.7%           4.0%          3.9%
Other expenses (income), net......................            1.0           (2.5)       -139.4%           0.3%         -0.6%
Provision (benefit) for income taxes..............            6.7          (13.2)       -150.3%           1.8%         -3.3%
Extraordinary item, net...........................              -           (1.7)        100.0%              -         -0.4%

Interest expense decreased $1.4 million, or 8.7%, from $15.8 million in 1998 to $14.4 million in 1999. The decline in interest expense was principally due to lower debt levels as the proceeds from the initial public offering in April 1998 were used to retire senior floating rate notes.

Other expenses (income), net, was $1.0 million expense in 1999 and $2.5 million income in 1998. The change in other expenses (income), net, was primarily due to gains on the sale of marketable securities declining from $4.8 million in 1998 to $0.7 million in 1999 offset by losses from international operations of $0.4 million.

The Company's effective tax rate was 37% in 1999 and a 10% benefit in 1998. The effective tax rate benefit in 1998 was lower than the statutory rate due to the effect of the non-deductible goodwill amortization write-off of $95.5 million included in the restructuring charge related to Steris.

The extraordinary item of $1.7 million (net of income tax benefit) in the second quarter of 1998 related to the write-off of deferred financing fees in connection with the retirement of $50 million of the Company's senior floating rate notes with proceeds the Company received from its April 1998 initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $32.4 million for the nine months ended September 1999. The net cash provided by operating activities was attributable to net income of $11.3 million as adjusted for the effects of non-cash items of $17.1 million and changes in operating assets and liabilities totaling $4.0 million. The decrease in accounts receivable of $14.6 million was primarily the result of declines in revenues from Steris and Marsam manufactured products and efforts by the Company to accelerate customer collections. Inventory levels continue to increase in anticipation of higher demand by customers with Year 2000 related supply concerns offset by reserves established for Marsam related inventories. Income taxes receivable and other current assets decreased $6.1 million due to collection of tax refunds of $15.3 million primarily offset by increases in prepaid expenses of $6.4 million. Accounts payable, income taxes payable, accrued expenses and other liabilities decreased by $16.5 million largely due to payments for product rights of $11.9 million.

Net cash used in investing activities for the nine months ended September 1999 was $20.8 million, consisting principally of capital expenditures of $5.0 million and the acquisition of product rights and licenses of $19.0 million. Product rights and licenses consisted of $12.0 million paid in connection with a product development agreement with Elan Corporation plc, $5.0 million under the trademark and distribution agreement related to Ferrlecit(R) and $2.0 million paid in relation to an acquisition of a United Kingdom company. International investments increased $2.5 million primarily offset by proceeds received from the sale of marketable securities of $2.0 million and receipt of other assets of $3.7 million.

Net cash of $11.0 million used in financing activities for the nine months ended September 1999 was comprised of net repayments of debt of $12.4 million offset by proceeds from the employee stock option plan and stock purchase plan of $1.4 million. In addition, in June 1999 the remaining 50% interest in a United Kingdom joint venture was acquired for a $1.2 million obligation to the seller and the assumption of current liabilities including $2.2 million of bank debt.


YEAR 2000 COMPLIANCE

The Company is devoting significant resources throughout its business operations to minimize the risk of potential disruption from the Year 2000 (Y2K) problem. In 1997, a Y2K Compliance Initiative was established within the Company to address the following areas that are impacted by Y2K issues.

o   Business Transaction Systems
o   Plant/Floor/Laboratory Applications & Devices
o   Computer Network
o   Supply-Chain Partner Compliance Readiness
o   Contingency Planning

Business Transaction Systems - These applications process and handle the Company's day-to-day business transactions and encompass customer order/billing, finished goods inventory, distribution, manufacturing and laboratory support, electronic data interchange (EDI), contract processing, forecasting and vendor managed inventory. Thirteen of the nineteen applications were assessed as Y2K non-compliant; twelve of the non-compliant systems have been remediated and deployed and one system retired. In addition, nine system services are provided by third parties (e.g., payroll, employee savings and investment recordkeeping); three of these applications were assessed as Y2K non-compliant and all have been updated to Y2K compliant systems.

Plant Floor/Laboratory Applications & Devices - From an internal inventory and subsequent audit by outside Y2K consultants, over 3,400 applications and devices installed at the Company's manufacturing, laboratory, distribution and office facilities were identified as possibly having date capabilities or containing embedded systems. The assessment of the inventoried applications/devices has been completed. Of the 187 identified non-compliant applications/devices required for Year 2000 operations, 148 have been remediated and deployed with the remaining 39 non-compliant applications/devices scheduled to be completed or replacement procedures (contingency plans) installed during the fourth quarter of 1999. Of the 39 non-compliant applications/devices, 16 are identical applications/devices at different locations.

Computer Network - The Computer Network includes 1,400 PC hardware devices, software, applications and files installed on the Company's network devices and standalone PCs. The inventory and assessment of the computer network has been completed. All of the 556 non-compliant PCs have been remediated and deployed.

Supply-Chain Partner Compliance Readiness - To continue business activities with the Company's trading partners (i.e., customers, suppliers, payers, financial institutions, etc.), all entities that comprise the Company's supply-chain must be Y2K compliant. The Company has contacted its suppliers, customers and other parties to determine their "state of readiness" for Y2K compliance. To date, the Company has received compliance readiness statements from all of the Company's top twenty customers (representing approximately 75% of the Company's net revenues) and an additional 445 customers indicating that they are or will be Y2K compliant by year-end 1999. Also, all of the Company's 72 critical suppliers of active pharmaceutical ingredients used to manufacture products representing over 85% of the Company's gross profit, have likewise provided statements that they are or will be Y2K compliant by the year-end 1999.

Contingency Planning - The Company's plan includes the assessment of Y2K related risks/threats and the preparation of alternative work procedures in the event of possible Y2K disruptions. The sources of risk could include information technology (IT) systems, embedded devices, EDI and external dependencies, potential failures related to the occurrence of these risks can include operational disruptions, financial losses, damage to assets, personal safety and legal liabilities. The Company has completed the assessment of identifying risks/threats covering individual business processes and is currently finalizing the resultant contingency plans that are scheduled for implementation in the fourth quarter 1999.

The estimated $4.0 million of costs incurred inception to date associated with Y2K compliance have been expensed as incurred and future costs are not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, there is uncertainty concerning the potential costs and effects associated with Y2K compliance. Thus, if the Company is unsuccessful in identifying or remediating all Y2K problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, its results of operations or financial condition could be materially adversely impacted.

Based upon its efforts to date, the Company believes that all critical and important systems will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse affect to its operations or financial condition. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. The nature and focus of the Company's efforts to address the Y2K problem may be revised periodically as interim goals are achieved or new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future.

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

As of September 25, 1999, the Company had $100 million notional amount outstanding in interest rate swaps. These swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 5.41% for the weighted average variable LIBOR rate of 5.48% on the Company's debt. The swaps expire in February 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September and October 1998, following the commencement of the seizure action by the FDA against Steris on September 10, 1998, a number of substantially similar class action complaints asserting claims under the federal securities laws were filed in federal Court in the District of New Jersey against the Company and certain of its officers and directors. On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. On or about March 29, 1999, lead plaintiffs filed a consolidated and amended class action complaint (the Complaint), naming as defendants the Company, its directors at the time of the Company's April 9, 1998 initial public offering (the Offering), and three of the underwriters of the Offering. Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering during the period from April 9, 1998 through September 28, 1998. They allege that defendants violated the Securities Act of 1933 and as to the Company and three of the individual defendants, the Securities Exchange Act of 1934 and Rule 10b-5 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering and in statements made immediately following the FDA seizure action on September 10, 1998. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages. In May 1999, the Company and the other defendants in this action filed a motion to dismiss the Complaint which is currently pending before the court. The Company intends to defend itself vigorously against this action.

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorney's fees to the patent holder and its licensee, and on June 22, 1999 the court fixed the fees at $2.0 million. On July 28, 1999, the Company filed an appeal of this matter which is currently pending before the appeals court.

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

                              Schein Pharmaceutical, Inc.
                                 (Registrant)


                              By: /s/
                                  ------------------------------------
                                  Martin Sperber
                                  Chairman of the Board,
                                  Chief Executive Officer and
                                  President
                                  (Principal Executive Officer)



                              By: /s/
                                  ------------------------------------
                                  Dariush Ashrafi
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Dated: November 8, 1999