Form 10-K
period 1999-12-25
SCHEIN PHARMACEUTICAL INC
filed 2000-04-07
CIK 948929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 25,1999
                         Commission file number 1-14019
                            ------------------------

                          SCHEIN PHARMACEUTICAL, INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                                  11-2726505
       -------------------------------------              ---------------------
 (State or other jurisdiction of incorporation or    (I.R.S. Employer Identification
                   organization)                                  No.)

        100 CAMPUS DRIVE, FLORHAM PARK, NJ                        07932
       -------------------------------------              ---------------------
     (Address of principal executive offices)                  (Zip Code)

                                  973-593-5500
                         ------------------------------
                        (Registrant's telephone number)

Securities registered pursuant             Name of each exchange on
to Section 12(b) of the Act:               which registered:
Title of each class
Common Stock, Par Value $0.01              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $69,200,000 as of March 20, 2000 (assuming solely for purposes of this calculation that all Directors, Officers, and certain significant shareholders of the Registrant are "affiliates").

Number of shares of Common Stock, par value $.01, outstanding as of March 20, 2000, was 32,983,864.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (Proxy Statement) for the 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SCHEIN PHARMACEUTICAL, INC.

                                 FORM 10-K 1999

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

ITEM 1.   Business....................................................      3
ITEM 2.   Properties..................................................     21
ITEM 3.   Legal Proceedings...........................................     22
ITEM 4.   Submission of Matters to a Vote of Security Holders.........     23
ITEM 4A.  Executive Officers of the Registrant........................     23

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     25
ITEM 6.   Selected Financial Data.....................................     26
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     27
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     41
ITEM 8.   Financial Statements and Supplementary Data.................     42
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     72

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..........     72
ITEM 11.  Executive Compensation......................................     72
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     72
ITEM 13.  Certain Relationships and Related Transactions..............     72

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K..................................................     73

Signatures............................................................     80

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements regarding the future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Other Factors Affecting Future Performance" below at pages 18 to 21.

ITEM 1. BUSINESS

GENERAL

Schein Pharmaceutical, Inc. (herein referred to as Schein or the Company) develops, manufactures and markets a broad line of generic products and has a significant branded business. The Schein product line includes both solid dosage and sterile dosage generic products, and the Company is also developing a line of specialty branded pharmaceuticals. The brand products group at Schein is focused on developing and commercializing proprietary pharmaceutical products in niche therapeutic areas, and has developed an expertise in the management of iron deficiency and pharmaceutical products related to the management of anemia in nephrology. The Company believes that its primary branded product INFeD-Registered Trademark- (INFeD) is the leading injectable iron product in the United States (U.S.) in terms of revenue. Shipments of Ferrlecit-Registered Trademark- (Ferrlecit), the newest addition to the Company's branded products group, commenced in June 1999. The Company has a substantial pipeline of products under development, and enhances its internal product development, manufacturing and marketing capabilities through strategic collaborations. The Company was founded in 1985, and was re-incorporated as a Delaware corporation in 1993. Schein has manufacturing facilities in Arizona, Connecticut, New Jersey, New York and Puerto Rico.

The Company currently manufactures and markets a line of generic products of approximately 47 chemical entities formulated in approximately 97 different dosages under approximately 80 Abbreviated New Drug Applications (ANDAs) approved by the U.S. Food and Drug Administration (FDA). The Company markets its generic products through a 50 person direct sales and marketing force. Through its customized marketing programs, the Company markets its products to customers, representing all major customer channels, including pharmaceutical wholesalers, chain and independent drug retailers, hospitals, managed care organizations, group purchasing organizations and physicians.

Since introducing INFeD in 1992, the Company has been developing a portfolio of branded products, primarily in select therapeutic markets, such as iron management for the nephrology, oncology and gastroenterology markets. INFeD is used in the treatment of certain types of anemia, particularly in dialysis patients. Following its approval by the FDA in February 1999, the Company added Ferrlecit, its next-generation iron product, to its branded product portfolio. Ferrlecit is an injectable iron compound that is indicated for the treatment of iron deficiency in chronic hemodialysis patients receiving supplemental erythropoietin (EPO) therapy. The Company markets its branded products through a 52 person dedicated sales and marketing force, as well as through a co-marketing collaboration for Ferrlecit with Bayer Corporation (Bayer) in the hospital nephrology market. (See "Other Factors Affecting Future Performance- Dependence on Certain Existing Products and Health Care Financing Administration Reimbursement of Ferrlecit.")

The Company supplements its internal product development, manufacturing and marketing capabilities through strategic alliances. During 1994, Schein entered into a strategic alliance with Bayer, through which Bayer purchased a minority interest (then 28.3%) in Schein. Bayer currently participates with Schein in several collaborations. In addition, the Company has entered into strategic collaborations involving product development arrangements with companies such as Cheminor Drugs Ltd. (Cheminor), Makoff R&D Laboratories, Inc. (R&DL), Elan Corporation Plc (Elan) and Amarin Corporation plc (formerly Ethical Holdings
Plc) (Ethical); raw material supply arrangements with companies such as Johnson

Matthey Inc. (Johnson Matthey) and Abbott Laboratories (Abbott); and sales and marketing arrangements with Bayer and other companies.

In January 2000, the Company announced that it had retained financial advisors to explore strategic alternatives to enhance the value of its business, including the possible sale of all or part of the business. Through March 2000, this process is continuing, and the Company cannot predict the timing or the outcome of this process.

CERTAIN REGULATORY MATTERS

The development, manufacture, marketing and sale of pharmaceutical products is subject, among other things, to extensive Federal, state and local regulation. The Company must obtain approval from the FDA before marketing most drugs and must demonstrate continuing compliance with current Good Manufacturing Practices
(cGMP) regulations. Over the last several years, the FDA has inspected the Company's facilities and in certain instances has reported inspection observations that included significant cGMP and application reporting deficiencies. As a result of these inspection observations, for varying periods of time, each of the Company's facilities (other than its Danbury Pharmacal Puerto Rico oral solid manufacturing facility) has been ineligible to receive new product approvals and the Company's Marsam Pharmaceuticals Inc. (Marsam) and Steris Laboratories, Inc. (Steris) sterile manufacturing facilities are currently ineligible.

MARSAM FACILITY

On July 29, 1999, the FDA concluded an inspection of the Company's Marsam sterile manufacturing facility, located in Cherry Hill, N.J. At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in current good manufacturing practices. During the inspection, Marsam initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. In September, 1999 Marsam submitted its response to the FDA's inspectional observations, together with its proposed corrective action plan (Marsam Corrective Action Plan). A corrective action plan is a systematic approach to assure that processes, quality assurance and quality control programs, validation programs, employee training, and management controls comply with cGMP regulations. The Marsam Corrective Action Plan contemplates resumption of manufacturing on a product-by-product basis. On March 3, 2000 Marsam received a Warning Letter from the FDA relating to the observations made during the inspection. This FDA Warning Letter also acknowledged the commitments the Company made under the Marsam Corrective Action Plan. The Company has confirmed with the FDA in meetings with FDA representatives its approach to addressing current cGMP deficiencies at Marsam on a voluntary basis. The Company does not expect Marsam will be subject to further regulatory enforcement action related to the 1999 inspection. Marsam is currently ineligible to receive new product approvals, and the Company cannot predict when Marsam will resume manufacturing specific products.

Following its suspension of operations at the Marsam facility, the Company re-evaluated its sterile business and its assessment of the time and costs required to reintroduce products. As a result, the Company has modified its overall business plans to more aggressively reduce operating costs. These measures included, among other things, a reduction in the Company's workforce, and dividing Marsam's product line into products it will seek to manufacture upon completion of the Marsam Corrective Action Plan, and those products it has decided not to manufacture. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of the Company's gross profits over the four quarters preceding the suspension of shipment of its products.

The Company intends to reactivate its penicillin operations as part of the first phase of a plan to bring its Marsam facility back to operation. Pending resumption of manufacturing at Marsam, the Company expects to reintroduce Penicillin G-Potassium during the second quarter of 2000 supplied by a third party under a contract manufacturing agreement.

As a result of the actions discussed above, in 1999 the Company recorded a restructuring charge of approximately $87.0 million, or $52.2 million net of tax benefit. Costs of restructuring consist largely of costs incurred at the Marsam facility and relate to the impairment of intangible assets, product recalls, inventory write-offs and severance. Recall costs and inventory write-offs are those costs that the Company incurred related to the Marsam Corrective Action Plan. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Matters and Restructuring Charges.")

STERIS FACILITY

On September 10, 1998, the U.S., on behalf of the FDA, based on actions it filed in Federal court in the Southern District of New York on September 9, 1998 and the District of Arizona on September 10, 1998 initiated seizures of drugs and drug related products manufactured by the Company's Steris facility. The actions alleged certain instances in which the Steris facility, located in Phoenix, Arizona, was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris manufactured products.

On October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent agreement with the FDA (the Consent Agreement). Under the terms of the Consent Agreement, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The Consent Agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and corrective action plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. Steris has submitted to the FDA the corrective action plan provided for under the Consent Agreement (Steris Corrective Action
Plan) and is implementing the Steris Corrective Action Plan.

As a result of the Consent Agreement, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures under the Consent Agreement, products that it will seek to manufacture once it satisfies all conditions under the Consent Agreement and products it has decided not to manufacture in the near term. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from the Company or that are particularly significant to the Company.

In October, 1998 the Company resumed commercial distribution of INFeD, its branded injectable iron product, from existing inventory. In the second quarter of 1999, the Company began distribution of newly manufactured lots of INFeD under the Consent Agreement and in the fourth quarter of 1999, the Company resumed the manufacture of one other product deemed medically necessary under the expedited certification procedures in the Consent Agreement. In March 2000, the Company resumed the manufacture and commercial distribution of vecuronium under the expedited certification procedures provided in the Consent Agreement. Newly manufactured products must undergo certification by independent experts and review by the FDA prior to commercial distribution.

On February 11, 2000 the FDA concluded an inspection at Steris. The Company believes that the results of that inspection confirm that the Company is complying with the requirements of the Steris Corrective Action Plan. Steris is currently ineligible to receive new product approvals, and the Company cannot predict when Steris will resume manufacturing additional products.

Steris accounted for approximately 40% of the Company's net sales and 50% of its gross profits for the first six months of 1998. The Steris products that the Company has decided not to manufacture contributed approximately $65 million in revenue in the 12-month period ended June 1998. The Company recorded a restructuring charge in 1998 of $161.2 million pretax, or $135.0 million, net of tax benefit, relating to the effects of the Consent Agreement. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation.")

There can be no assurance that the FDA will determine that the Company has adequately corrected the deficiencies at its operating sites, that subsequent inspectional observations will not result in additional deficiencies, that approval of any of the pending or subsequently submitted ANDAs by the Company will be granted or that the FDA will not seek to impose additional sanctions against the Company or any of its subsidiaries. The range of possible sanctions includes FDA issuance of adverse publicity, product recalls or seizures, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on the Company's business. Additionally, significant delays in the review or approval of applications for new products or in complying with the requirements of the Marsam Corrective Action Plan, the Steris Corrective Action Plan or the Consent Agreement could have a material adverse effect on the Company's business, results of operation and financial condition. (See "Other Factors Affecting Future Performance--Dependence on Certain Existing Products", and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

Since the adoption of the Waxman-Hatch Act, generic pharmaceuticals have become an increasingly important segment of the U.S. pharmaceutical market, particularly when measured in terms of the increasing rate at which generic drugs have been substituted for branded drugs. In 1998, generic drugs reached 41% of the total drug prescriptions dispensed in the U.S. In terms of dollar sales, however, generic drugs have accounted for a much lower percentage of the total U.S. pharmaceutical market. Sales of generic drugs in 1998 accounted for approximately $11.0 billion out of a total U.S. prescription pharmaceutical market of approximately $122.9 billion. The lower percentage of total dollar sales attributable to generic pharmaceuticals compared to the growth in the number of generic pharmaceutical prescriptions dispensed reflects the pricing dynamics for generic pharmaceuticals. As the number of commercially available generic competitors of a branded drug increases, their selling prices and gross margins decline substantially. Generic drugs are generally sold at a 20% to 80% discount from their branded counterparts. Intense price competition in the generic drug industry requires companies to introduce new generic drug products regularly in order to maintain and increase revenues.

Growth of the generic drug industry has been driven primarily by the dollar volume of branded drugs that have lost patent protection and the rising rate at which generic drugs have been substituted for branded drugs. Industry sources estimate that, during the next four years, branded drugs with 1999 U.S. sales of more than $20.0 billion will lose patent protection. The rising rate of generic substitution has resulted in large part from increasing pressure within the U.S. health care industry to contain costs. Due to the lower cost of generic drugs compared to their branded counterparts, third party payors, such as insurance companies, company health plans, health maintenance organizations, managed care organizations, pharmacy benefit managers, group purchasing organizations, government-based programs and others, have adopted policies that encourage or mandate generic substitution. In addition, physicians, pharmacists and consumers are becoming increasingly comfortable with the quality and therapeutic equivalence of generic drugs.

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

Participants in the generic drug market include independent generic drug manufacturers, such as the Company, generic drug subsidiaries of large branded pharmaceutical companies, and joint ventures and collaborations between branded pharmaceutical companies and generic drug manufacturers. The participation of branded pharmaceutical companies in the U.S. generic industry increased during the first half of the 1990s as pricing pressure and generic substitution grew. The extent to which the branded pharmaceutical companies will continue to participate in the generic drug industry segment cannot be predicted by the Company.

PRODUCTS

The Company markets a broad line of pharmaceutical products including both solid dosage and sterile dosage generic products and branded products. The Company manufactures approximately 48 chemical entities in approximately 98 dosage forms and strengths under approximately 80 approved ANDAs and one NDA. The Company also supplements its manufactured line with products licensed from alliance partners and outsourced from other pharmaceutical manufacturers.

The following table sets forth the percentages of the Company's net revenues attributable to its generic and branded businesses:

                                                                              YEARS ENDED DECEMBER
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
Generic product revenues....................................     71%        81%        79%        81%        83%
Branded product revenues....................................     29         19         21         19         17
                                                                ---        ---        ---        ---        ---
Total.......................................................    100%       100%       100%       100%       100%
                                                                ===        ===        ===        ===        ===

During the period from 1995 to 1999, the Company's percentage of net revenues from generic products declined from 83% to 71% while net revenues from brand products increased from 17% to 29% in the same period. The decline in generic product percentage reflects (i) branded product sales rising faster than the Company's total net revenues, (ii) generic price erosion due to competitive pressures, (iii) discontinued products whereby the Company made a strategic decision to eliminate lower margin products (primarily purchased products), and
(iv) a decline in net revenues of Steris and Marsam manufactured products due to regulatory difficulties, offset by the introduction of newer products, primarily methylphenidate and ketoprofen ER, and other solid dosage volume increases. Brand net revenues as a percentage of the Company's total net revenues declined in 1998 due to the FDA action at Steris, the facility at which INFeD is manufactured.

GENERIC PRODUCTS

The Company's generic business consists of the manufacturing and marketing of solid and sterile dosage products and the marketing of certain additional products obtained from other manufacturers. The Company's solid dosage and sterile dosage product portfolio is comprised of approximately 70 products. Net generic product revenues accounted for 71% of the Company's total net revenues in 1999.

Key products that accounted for a significant portion of net revenues in 1999 were carisoprodol, which accounted for 7.7% of net revenues, methylphenidate, which accounted for 6.2% of net revenues, and minocycline, which accounted for 4.7% of net revenues.

Carisoprodol, the generic equivalent of Wallace's Soma-Registered Trademark-, a muscle relaxant, is a leading product in the Company's generic line. As of December 1999, the Company was the leading generic supplier of this product, with an approximate 35% market share.

Methylphenidate, a controlled substance launched during the 4th quarter of 1997, continues to be a significant product in the Company's generic line. It is the generic equivalent of Novartis' Ritalin-Registered Trademark- used in the treatment of attention-deficit disorder. The methylphenidate market became increasingly competitive in 1999 when two new generic producers entered the market. There are currently four generic companies offering methylphenidate, including Schein. The Company has exclusive purchase and supply rights for bulk active methylphenidate hydrochloride produced by Johnson Matthey, pursuant to a custom manufacturing agreement dated as of July 1, 1995, as amended, between Johnson Matthey and the Company. The agreement terminates on December 31, 2005, with automatic renewals for additional successive three-year terms.

Minocycline is the generic equivalent to Lederle's Minocin-Registered Trademark-and is used in the treatment of infections and as adjunct therapy in the treatment of severe acne. Market data indicates that prescriptions for minocycline increased by 13% in 1999 over the previous year. As of December, 1999, the Company was the second leading generic supplier of this product, with an approximate 38% market share.

The Company supplements its manufactured product line through strategic collaborations with alliance partners that develop and/or manufacture pharmaceutical products. There are currently six generic products that are marketed under such arrangements. The percentage of the Company's total net revenues of generic products for 1999 are approximately 76% for products manufactured by the Company, 20% sourced through startegic collaborations and 4% for other outsourced products.

BRANDED PRODUCTS

The Company currently has two branded products that it is marketing, INFeD (iron dextran injection, USP), and Ferrlecit (sodium ferric gluconate complex in sucrose injection). INFeD, the Company's first branded product, was introduced in 1992. Ferrlecit is a next generation injectable iron therapy that was launched in June 1999.

In 1999, branded products accounted for 29% of the Company's net revenues. Ferrlecit and INFeD are most commonly used in the U.S. to treat iron deficiency anemia in patients with end-stage renal disease (ESRD) who are receiving therapy with erythropoeitin (EPO). Iron deficiency anemia is a common medical condition. The Company is working to expand its expertise in the management of iron deficiency in the nephrology market into other niche markets such as oncology, surgery, and gastroenterology.

    IRON MANAGEMENT. Iron stores are efficiently maintained in the human body, with very little iron either absorbed or excreted on a daily basis. Severe iron deficiencies are most often caused by significant blood loss such as is seen in nephrology and surgery patients. Iron overload is most often caused by repeated blood transfusions and genetic disorders which cause the body to absorb too much iron. Too little iron results in anemia and fatigue and too much iron could result in damage to critical organs and, if untreated, death. In either case, treatment of iron deficiency or iron overload usually requires some pharmacologic intervention due to the importance of iron balance in the body.

Traditionally, the most common way to treat iron deficiency was with oral iron. However, since the absorption of oral iron is limited by the body, oral iron may be insufficient to replace iron losses in many iron deficient patients. In these cases, injectable iron is a means of replacing iron stores since it bypasses the body's limited absorption mechanisms. Iron deficiency is quite common in nephrology patients, and the Company intends to increase awareness of iron deficiency in oncology, surgery, obstetrics/gynecology, and gastroenterology patient populations.

    NEPHROLOGY MARKET. The nephrology market is currently the largest market for injectable iron products and is growing. The ESRD population is increasing at a rate of approximately 8% per year in the United States, and is currently estimated to be 350,000 patients. This increase is primarily related to the prevalence of diabetes and hypertension in the US population combined with the aging of that population. Orally administered iron has historically been the first form of treatment used by nephrologists to treat iron deficiency anemia in dialysis patients. Research has shown, however, that orally administered iron inadequately treats iron deficiency in dialysis patients and that injectable iron is more effective in treating this disorder. The National Kidney Foundation Dialysis Outcomes Quality Initiative Guidelines for the Treatment of Anemia encourage more consistent use of injectable iron to adequately treat iron deficiency anemia in hemodialysis patients. These guidelines state that while a trial of oral iron is acceptable, almost all hemodialysis patients receiving EPO will eventually require regular administration of injectable iron. EPO therapy is currently used to treat approximately 95% of hemodialysis patients in the United States. EPO stimulates the body to produce red blood cells, thus greatly reducing the need for blood transfusions. However, one of the effects of EPO treatment is the rapid mobilization of iron reserves and depletion of iron stores. Many studies now demonstrate that supplementation with injectable iron optimizes the body's utilization of EPO, thus eliminating the ensuing iron deficiency. Accordingly, the widespread use of EPO therapy has created additional need for injectable iron replacement therapy. In 1999, 60%-65% of hemodialysis patients received injectable iron at least once during the year.

    ONCOLOGY MARKETS. In the oncology market, which includes patients with cancer and cancer-related illnesses, anemia is a significant side effect of the disease and the drugs used in treatment of the disease. Fatigue associated with anemia is only recently becoming recognized and treated as part of cancer treatment regimens. Although there is a small base of injectable iron users in this area, the Company believes there is potential for market expansion given that many chemotherapy patients are now receiving EPO to treat their anemia. The Company plans to conduct clinical research to support the use of Ferrlecit in this market.

    GASTROENTEROLOGY MARKET. In the gastroenterology market, there are over one million patients with inflammatory bowel disease, consisting of Crohn's disease and ulcerative colitis. It is estimated that 30%-70% of these patients experience varying degrees of anemia, mostly due to pure iron deficiency from bleeding and malabsorption. While oral iron is the current mainstay of therapy in this market segment, the Company is considering the conduct of clinical research to determine the safety and efficacy of Ferrlecit in repleting iron stores versus oral iron.

    FERRLECIT. Ferrlecit (sodium ferric gluconate complex in sucrose injection), the Company's next generation injectable iron product, was approved by the FDA for distribution in the U.S. in February 1999 and was launched June of 1999. Ferrlecit is an injectable iron therapy used to treat iron deficiency anemia in hemodialysis patients receiving supplemental EPO. There is no patent covering Ferrlecit; however, the FDA granted R&DL a five-year exclusivity period for Ferrlecit as a new chemical entity. The Company is aware that an NDA for an injectable ferric saccharate product has been accepted for review by the FDA which, if approved, could compete with Ferrlecit and INFeD.

Ferrlecit was developed by the Nattermann Company of Cologne (now Aventis S.A. (Aventis)) and is used in selected European markets. Ferrlecit is manufactured by Rhone-Poulenc Rorer Ltd. and is supplied to the Company by R&DL. R&DL, a specialty renal pharmaceutical company, acquired the rights to Ferrlecit from RPR under a distribution agreement dated June 24, 1993 and a trademark agreement dated August 26, 1993. In 1996, pursuant to a sublicense, co-marketing and supply agreement with R&DL, the Company acquired from R&DL the exclusive right to market and distribute Ferrlecit in the U.S. and several other countries until February 2009. The countries outside the US include the United Kingdom, Ireland, Greece, Argentina, Japan, Singapore, Canada, Chile, and Mexico. Efforts are underway to identify strategic partners to obtain regulatory approval and distribute the product in several of these countries. In August 1999, R&DL filed an application in Canada for regulatory approval to market Ferrlecit. The Company's marketing and distribution rights are subject to termination in the event of default, including default of its payment obligations to R&DL for product purchases.

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

Prior to the approval of Ferrlecit, iron dextran was the only injectable iron formulation in the U.S. market. The Company introduced its injectable iron product, INFeD, in May 1992. In 1996, another company launched a competing injectable iron product. Net revenues from INFeD in 1999 were $129 million, or 27%, of the Company's total net revenues.

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

BACKLOG

As of February 29, 2000, there was no significant backlog of orders. As of February 1999, the uncompleted portions of the Company's backlog of orders for INFeD was approximately $25 million, largely due to the limited availability of product as a result of the FDA action at Steris. There was no backlog of INFeD as of February 1998. There was no significant backlog of orders of other products in the aggregate as of February 1999 or February 1998.

PRODUCT DEVELOPMENT

The Company seeks to expand its product portfolio through continuing investment in research and development. The Company and its alliance partners have 11 ANDAs pending before the FDA (two of which were filed by the Company's Steris facility and are not expected to be approved until the FDA has confirmed that Steris has satisfactorily implemented the Steris Corrective Action Plan under the Consent Agreement) and approximately 30 products under development internally and with third parties. Additionally, the Company currently has tentative ANDA approvals for 4 products. The Company's internal product development activities are conducted by 95 research and development professionals and supported by others with expertise in manufacturing, technology, legal, regulatory and intellectual property issues.

In its branded products business, the Company intends to develop products for the management of iron-related disorders and select other markets, as well as to conduct clinical research to support the use of Ferrlecit beyond the nephrology market to other therapeutic areas, such as oncology and gastroenterology.

The Company's generic product development efforts focus on: (i) major branded drugs coming off patent; (ii) drugs for which patent protection has lapsed and for which there are few or no generic producers; (iii) drugs whose patents may be susceptible to challenge; (iv) proprietary and branded products in select therapeutic areas; and (v) generic products that require specialized development, formulation, drug delivery or manufacturing technology. In furtherance of its strategy to be among the first to market generic versions of brand drugs, the Company uses its scientific, pharmacologic, manufacturing and legal expertise to identify brand products covered by patents that are susceptible to challenge or circumvention. When the Company decides to pursue development of a generic version of a brand product so identified, it seeks a source for the drug's active pharmaceutical ingredient, develops a formulation for the drug, conducts bioequivalence studies on its formulation (where required) and prepares an ANDA filing. The ANDA filing must include a certification from the Company that the patent on the brand product is invalid or not infringed, and the patent holder must be provided with notice of the filing and basis for the certification. If the patent holder commences litigation within 45 days of the notice, the FDA may not approve the ANDA for a period of 30 months, unless the case is resolved earlier in court or by settlement. A successful patent challenge may result in a court determination that the patent on the brand product is invalid, not infringed or unenforceable. Alternatively, a settlement with the patent holder may include a license to the Company to sell the generic version of the brand product prior to the expiration of the patent covering the product. Recently, the Federal Trade Commission has increased its investigation of, and, under certain circumstances, enforcement actions against, settlements of patent litigations between makers of branded and generic pharmaceuticals.

STRATEGIC COLLABORATIONS

The Company actively pursues strategic collaborations with other companies through which it gains access to dosage forms, proprietary drug delivery technology, specialized formulation capabilities and active pharmaceutical ingredients. The Company relies on its collaborative partners for a number of functions, including product formulation, regulatory approval and supply of raw materials and finished dosage product. The Company has product development arrangements with companies such as R&DL, Elan, Cheminor and Ethical, and collaborative arrangements for direct access to raw materials with, among others, Johnson Matthey, Cheminor and Abbott.

Under the arrangements with Elan and Ethical, the Company funds development costs for designated products and the strategic partner develops the products. Following regulatory approval, the strategic partner supplies, and the Company markets the products and pays the strategic partner a royalty or profit share from sales. The Company is currently marketing ketoprofen ER, nicotine TD and verapamil ER, products covered by the strategic collaboration with Elan. Several other products are in various stages of development under the Company's arrangements with Elan, Cheminor and Ethical.

In 1999, the Company entered into several agreements for the license, development, and commercialization of iron management products for use in the U.S. and select non-U.S. countries. Under the terms of the agreements, the Company is obligated to pay $14.9 million, dependent on the achievement of certain milestones. In conjunction with these agreements, in 1999 the Company paid and capitalized $1.0 million and paid and expensed $0.6 million.

Under a 1998 agreement with Elan, the Company paid $15.0 million in license fees and may be obligated to pay approximately $3.5 million in additional fees as and when certain milestones are achieved. Certain of these fees may be increased by up to $2.0 million or decreased by up to $0.5 million depending on whether certain other milestones are achieved.

In 1998, the Company entered into a strategic alliance agreement with Cheminor and Dr. Reddy's Laboratories Limited and its subsidiaries (Reddy). Pursuant to the agreement, Cheminor will make available to the Company certain of its present and future dosage form generic products on an exclusive basis for sale in the U.S. and certain other countries, and the Company will make available to Cheminor and Reddy certain of its present and future products on an exclusive basis for sale in India and certain other countries. Cheminor and Reddy will make available to the Company bulk active pharmaceutical ingredients. As part of the arrangement, the Company purchased 2.0 million publicly traded shares of Cheminor (12.79% of Cheminor) for $10.0 million. Cheminor has the right to make fair market value purchases of the Company's common stock; the purchase price may be payable from profits otherwise due Cheminor from the alliance. Each party will also be entitled to representation on the other company's board of directors consistent with its equity interest.

In 1994, the Company entered into a worldwide technology licensing and development agreement with Ethical for the development of a portfolio of oral controlled release and transdermal products. Under the terms of the agreement, which was amended in March 2000, the Company is obligated to pay product licensing fees and development costs dependent on achievement of interim milestones. The Company paid an aggregate of $13.7 million under the agreement through December 1999. As a result of the March 2000 amendment, the remaining commitment under the agreement as of March 31, 2000 was $2.5 million, subject to the completion of milestones.

MANUFACTURING

The diversity and capacity of the Company's manufacturing facilities are important elements of the Company's strategy to expand the range of its existing product line and to provide several significant benefits, including (i) the ability to satisfy the preference among many of the Company's customers for buying pharmaceuticals directly from manufacturers and from fewer sources,
(ii) added flexibility in raw materials sourcing and manufacturing cost control, and (iii) economies of scale with respect to manufacturing infrastructure functions common to solid dosage manufacturing and/or sterile dosage manufacturing, such as water distillation, air purification, drug formulation systems, filling and packaging lines, quality control and regulatory compliance.

The Company has made a substantial investment in plant and equipment and believes that it is unique in its capacity to produce a broad line of products. The Company manufactures a variety of product forms and types, including immediate-release and extended-release solid dosage products. In 1999, the Company produced approximately 4 billion tablets and capsules and has the capacity to increase production to 6 billion tablets and capsules. This range of manufacturing capabilities allows the Company to participate in segments of the generic industry where competition is limited. Further, the Company's high-volume production enables it to obtain favorable access to raw materials, which typically represent a substantial portion of the cost of producing drug products.

The Company is currently producing three products at the Steris facility and its strategy is to reintroduce products in accordance with the Consent Agreement. Steris resumed shipment of newly manufactured lots of INFeD and hydroxycobalamin in 1999 and vecuronium in 2000. (See "Business--Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.")

In June 1999, the Company ceased manufacturing operations at the Marsam facility. This action was taken based on observations made during an FDA inspection. Subsequently, the Company submitted the

Marsam Corrective Action Plan which addresses activities required to assure full cGMP compliance. Several of Marsam's most significant products (in terms of revenues and gross profit contribution) have been outsourced until the Marsam Corrective Action Plan is implemented and the Company is able to resume the manufacture of these products. (See "Business--Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.")

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

SALES AND MARKETING

    CUSTOMERS

    A significant portion of pharmaceuticals are distributed in the U.S. through wholesale drug distributors and major retail drug store chains. Sales to Bergen Brunswig Corporation, Cardinal Health, Inc. and McKesson Drug Company (all wholesale drug distributors) accounted for 22%, 17% and 12%, respectively, of the Company's total net revenues for 1999. While pharmaceutical products are typically distributed via wholesalers, pharmaceutical companies often directly enter into contracts with retail chains, managed care and institutional customers covering the actual acquisition price. Under these arrangements, wholesalers often service substantially all of a customer's product needs, allowing it to maintain minimal inventories and to receive overnight deliveries of several manufacturers' products from a single source. Currently, approximately 60% of the Company's net revenues are sold through wholesalers, with approximately 83% of these net revenues subject to direct contracts between the Company and its customers. In general, it is the Company's strategy to enter into purchase contracts with retail, managed care and institutional customers. During the past several years, there has been a consolidation of these distribution channels, resulting in a smaller number of wholesale distributors and the emergence of fewer, larger regional and nationwide retail drug store chains. In addition to pressuring generic drug manufacturers to lower their prices and/or provide volume discounts, these customers have also been reducing the number of sources from which they purchase pharmaceutical products. The majority of the Company's products are sold under the "Schein Pharmaceutical" label.

GENERIC SALES AND MARKETING

The Company's generic sales and marketing organization comprises 50 people serving the retail, institutional, alternative site, managed care and other generic drug purchasing markets, of which 13 are in marketing, 22 are in sales and 15 are in customer service and sales support. The Company's sales and marketing force permits effective coverage of all significant purchasers of generic products. The sales and marketing force promotes newly approved products, encourages substitution of the Company's generic products for branded products and supports the customer with value added services such as inventory management and patient education.

The Company has developed market share initiatives with selected leading chain and wholesale customers and has implemented customized marketing programs to meet specific customer needs.

BRANDED SALES AND MARKETING

The Company's branded sales and marketing organization comprises 52 people of which 42 are in sales and 10 are in marketing.

The Company has a co-promotion arrangement with Bayer covering Ferrlecit. Under this agreement, certain of Bayer's specialty sales representatives detail Ferrlecit to the hospital nephrology market in the U.S. and Puerto Rico.

COMPETITION

In the generic pharmaceutical business, the Company competes with a number of companies, including independent generic manufacturers and branded pharmaceutical companies. Many companies, including large pharmaceutical firms with financial and marketing resources and development capabilities substantially greater than those of the Company, are engaged in developing, marketing and selling products that compete with those offered by the Company. The selling prices of the Company's products may decline as competition increases. Further, other products now in use or under development by others may be more effective than the Company's current or future products. The pharmaceutical industry is characterized by intense competition and rapid product development and technological change. The Company's pharmaceuticals could be rendered obsolete or made uneconomical by the development of new pharmaceuticals to treat the indications addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. Competitors may also be able to complete the regulatory process for certain products before the Company and, therefore, may begin to market their products in advance of the Company's products. The Company believes that competition among prescription pharmaceuticals will be based on, among other things, price, product efficacy, safety, service, reliability and availability.

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

Additionally, under the Food and Drug Modernization Act of 1997, brand products may be eligible for additional six month periods of exclusivity when studies are undertaken to generate indications for pediatric populations. The brand product segment of the pharmaceutical industry has initiated legislative efforts to limit the impact of the Waxman-Hatch Act, both on the Federal and state levels. From time to time, legislation has been introduced designed to extend the patent protection on certain brand pharmaceuticals and efforts have been made by the brand pharmaceutical industry to introduce legislation to limit generic firms' ability to begin research and development activities prior to patent expiration. In addition, the brand product pharmaceutical companies have also initiated legislative efforts in various states to limit the substitution of generic versions of certain types of branded pharmaceuticals. The Company cannot predict whether any such legislation will be enacted. The Company's business, results of operations or financial condition could be materially adversely affected by any one or more of such developments.

GOVERNMENT REGULATION

The development, manufacture, marketing and sale of pharmaceutical products is subject to extensive Federal, state and local regulation in the U.S. and similar regulation in other countries. Certain pharmaceutical products are subject to rigorous pre-clinical testing and clinical trials and to other approval requirements by the FDA in the U.S. under the Federal Food, Drug and Cosmetic Act (the FDCA) and the Public Health Services Act and by comparable agencies in most foreign countries. The Company, like its competitors, must obtain approval from the FDA before marketing most drugs, and must demonstrate continuing compliance with cGMP regulations. Generally, for generic products an ANDA is submitted to the FDA, and for new drugs, a New Drug Application (NDA) is submitted. (See "Business--Regulatory Matters.")

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

While the Waxman-Hatch Act established the ANDA, it has also fostered pharmaceutical innovation through such incentives as market exclusivity and patent restoration. The Waxman-Hatch Act provides two distinct market exclusivity provisions which either preclude the submission or delay the approval of a competitive drug application. A five-year marketing exclusivity period is provided for new chemical compounds and a three-year marketing exclusivity period is provided for applications containing new clinical investigations essential to the approval of the application. The non-patent market exclusivity provisions apply equally to patented and non-patented drug products. Any entitlement to patent marketing exclusivity under the Waxman-Hatch Act is based upon the term of the original patent plus any patent extension granted under the Waxman-Hatch Act as compensation for the reduction of the effective life of a patent as a result of time spent by the FDA in reviewing the innovator's NDA. The patent and non-patent marketing exclusivity provisions do not prevent the filing or the approval of an NDA. Additionally, the Waxman-Hatch Act provides 180-day market exclusivity against effective approval of another ANDA for the first ANDA applicant who submits a certificate challenging a listed patent as being invalid or not infringed. The FDA is currently considering modifications to its regulations for determining eligibility for market exclusivity. Under the Food and Drug Modernization Act of 1997, brand products may be eligible for additional six or twelve month periods of exclusivity when studies are undertaken to generate indications for pediatric populations.

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

EMPLOYEES

In February 2000, the Company reduced its workforce by approximately 16% as part of an evaluation of its sterile business plan and to reduce operating costs. At the end of February 2000, the Company had approximately 1,325 employees, of which 450 were engaged in manufacturing, 370 were engaged in quality control and quality assurance, 205 were engaged in administration, finance and human resources, 95 were engaged in research and product development, 110 were engaged in sales and marketing, 45 were engaged in distribution and 50 were engaged in regulatory affairs. No employee is represented by a union, and the Company has never experienced a work stoppage. Management believes its relationship with its employees is good.

                   OTHER FACTORS AFFECTING FUTURE PERFORMANCE

REGULATORY MATTERS

The development, manufacture, marketing and sale of pharmaceutical products is subject, among other things, to extensive Federal, state and local regulation. The Company must obtain approval from the FDA before marketing most drugs and must demonstrate continuing compliance with current Good Manufacturing Practices
(cGMP) regulations. (See "Business--Regulatory Matters.")

DEPENDENCE ON REGULATORY APPROVAL AND COMPLIANCE

The development, manufacture, marketing, sale and distribution of pharmaceutical products is subject to extensive Federal, state and local regulation in the U.S. and similar regulation in other countries. The Company, like its competitors, must obtain approval from the FDA before marketing most drugs, and must demonstrate continuing compliance with cGMP regulations. Generally, for generic products an ANDA is submitted to the FDA, and for new drugs, a NDA is submitted. Under certain circumstances following product approval and market introduction, the FDA can request product recalls, seize inventories and merchandise in commerce, move to enjoin further manufacture and product distribution, suspend distribution or withdraw FDA approval of the product, and debar a company from submitting new applications. The FDA also can take administrative action against a company to suspend substantive review of pending applications and withhold approvals, if it concludes that the data and applications from that company may not be reliable or that there are significant unresolved cGMP issues pertinent to the manufacture of drugs at a particular facility of that company. Any such actions are likely to have a material adverse effect on a company's business. The Company has ANDAs currently pending before the FDA and intends to file additional ANDAs in the future. Delays in the review of these applications or the inability of the Company to obtain approval of certain of these applications or to market the product following approval could have a material adverse effect on the Company's business, results of operations or financial condition. Currently, the Company's Steris and Marsam facilities are ineligible to receive new product approvals. (See "Business--Regulatory Matters.")

FLUCTUATING RESULTS OF OPERATIONS AND LIQUIDITY

During the past three years, the Company's results of operations have fluctuated materially on both an annual and a quarterly basis. These fluctuations have resulted from several factors, including, among others, the timing of introductions of new products by the Company and its competitors, the timing of receipt of patent settlement revenues, the Company's dependence on a limited number of products, the impact of regulatory compliance initiatives, including the use of independent experts and the restructuring charges associated with the Steris and Marsam facilities. Additionally, the Company's cash flow was affected during 1999 by the cash costs and loss of revenues related to manufacturing disruptions at its Marsam and Steris facilities, capital expenditures and principal payment obligations under its revolving credit and loan agreement. The Marsam and Steris costs include product recalls, disposal of inventory, severance expenses, costs associated with maintaining and staffing idle or underutilized manufacturing operations and the associated corrective action plans.

The Company believes that it will continue to experience fluctuations in net revenues, gross profit, net income and liquidity as a result of, among other things, the timing of regulatory approvals and market introduction of new products by the Company and its competitors, downward pressure on pricing for generic products available from multiple approved sources, the Company's compliance with the Consent Agreement, and the implementation of the Steris Corrective Action Plan and the Marsam Corrective Action Plan.

DEPENDENCE ON CERTAIN EXISTING PRODUCTS

The Company derives and is expected to continue to derive a significant portion of its revenues and gross profit from a limited number of products. Net revenues from INFeD in 1999 were $129.2 million, or 27%, of the Company's total net revenues, with gross profit from INFeD as a percentage of total gross profit being greater. INFeD is manufactured at the Company's Steris facility, which is operating under the Consent Agreement. The Company resumed shipment of newly manufactured lots of INFeD in March of 1999. These lots must undergo certification by independent experts and review by the FDA prior to commercial distribution. The Company's future results of operations depend upon its ability to continue the manufacturing of INFeD and the implementation of the Steris Corrective Action Plan. Any material decline in revenues or gross profit from INFeD could have a material adverse effect on the Company's business, results of operations and financial condition.

HEALTH CARE FINANCING ADMINISTRATION REIMBURSEMENT OF FERRLECIT

Ferrlecit is a drug indicated for use in hemodialysis patients receiving erythropoetin. Pharmaceuticals for this patient population are covered under a special federal reimbursement program administered by the Health Care Financing Administration (HCFA). The use of pharmaceuticals in hemodialysis patients is highly dependent on reimbursement by HCFA. The Company continues to work with HCFA and HCFA's regional intermediaries to establish national and interim reimbursement coverage for Ferrlecit. Under a new HCFA review process, the Company expects initial indication of HCFA's national reimbursement coverage decision over the coming months. There can be no assurance that HCFA will authorize reimbursement for utilization of Ferrlecit or the timing of HCFA's reimbursement decision. Currently, several of HCFA's regional intermediaries provide reimbursement for either full or restricted utilization of Ferrlecit.

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

DEPENDENCE ON SUCCESSFUL PATENT LITIGATION

A significant portion of the Company's revenues and gross profit has been derived from generic versions of branded drug products covered by patents the Company has challenged under the Waxman-Hatch Act. In several successful proceedings, the Company had been advised and represented by an independent patent attorney (the Consultant), whose involvement has been substantial, and who no longer is involved in the Company's patent challenge efforts. Through its internal efforts, and with the assistance of strategic collaborators and advisors, the Company has identified a number of additional patents that may be susceptible to challenge. Recently, the Federal Trade Commission has increased its investigation of, and, under certain circumstances, enforcement actions against, settlements of patent litigations between makers of branded and generic pharmaceuticals. There can be no assurance the Company will successfully complete the development of any additional products involving patent challenges, succeed in any pending or future patent challenges or, if successful, receive significant revenues and gross profit from the products covered by successfully challenged patents.

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

DEPENDENCE ON STRATEGIC COLLABORATIONS

The Company actively pursues strategic collaborations with other companies through which it gains access to dosage forms, proprietary drug delivery technology, specialized formulation capabilities and active pharmaceutical ingredients. The Company relies on its collaborative partners for a number of functions, including product formulation, approval and supply. There can be no assurance these products will be successfully developed or that the Company's partners will perform their obligations under these collaborative arrangements. Further, there can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company enters into such collaborative arrangements, there can be no assurance that any such arrangement will be successful.

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

For the year ended December 1999, sales to the Company's ten largest customers represented approximately 80% of the Company's total net product sales. For the year ended December 1999, three customers accounted for 22%, 17% and 12%, respectively, of the Company's total net revenues. The same three customers accounted for 22%, 14% and 14%, respectively, of the Company's total net revenues in 1998. The loss of any of these customers could materially and adversely affect the Company's business, results of operations or financial condition.

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

ITEM 2. PROPERTIES

The following table presents the facilities owned or leased by the Company in 1999 and indicates the location and type of each of these facilities.

                                                               OWN OR      SQUARE      LEASE
FACILITY                                 LOCATION               LEASE       FEET     EXPIRATION
--------                       -----------------------------  ---------   --------   ----------
Manufacturing Facilities
  Solid dosage...............  Carmel, NY(1)                        Own   112,000         --
  Solid dosage...............  Humacao, PR                          Own    75,000         --
  Solid dosage...............  Danbury, CT(1)                     Lease    88,000       2005
  Sterile dosage.............  Phoenix, AZ                          Own   175,000         --
  Sterile dosage.............  Cherry Hill, NJ(1)                   Own   209,500         --
Distribution Center..........  Brewster, NY(2)                    Lease    98,500       2007
Corporate Offices............  Florham Park, NJ(2)                Lease    53,000       2005

------------------------

(1) The Company maintains research laboratories at this facility.

(2) The Company maintains administrative offices at this facility.

ITEM 3. LEGAL PROCEEDINGS

In September and October 1998, following the commencement of the seizure action by the FDA against Steris on September 10, 1998, a number of substantially similar class action complaints asserting claims under the federal securities laws were filed in federal Court in the District of New Jersey against the Company and certain of its officers and directors. On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. On or about March 29, 1999, lead plaintiffs filed a consolidated and amended class action complaint (the Complaint), naming as defendants the Company, its directors at the time of the Company's April 9, 1998 initial public offering (the Offering), and three of the underwriters of the Offering. Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering during the period from April 9, 1998 through September 28, 1998. They allege that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering and in statements made immediately following the FDA seizure action on September 10, 1998. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages. In May 1999, the Company and the other defendants in this action filed a motion to dismiss the Complaint. In March 2000, and prior to any decision on the motion to dismiss, plaintiffs and defendants entered into a Memorandum of Understanding
(MOU) to settle the actions. The MOU provides for, among other things, the certification of the class, for purposes of the settlement, and the taking of additional discovery by plaintiffs appropriate and necessary to confirm the fairness and reasonableness of the contemplated settlement. The MOU also contemplates the execution of an appropriate Stipulation of Settlement and other related documentation. In addition, the settlement can become effective only upon notice to the proposed class and a hearing and approval by the Court. The Company does not believe that, if approved, the contemplated settlement, which is expected to be funded through insurance proceeds, will have a material adverse effect upon its results of operations or financial condition.

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorneys fees to the patent holder and its licensee, and on June 22, 1999 the court fixed the fees at $2.0 million. On July 28, 1999, the Company filed an appeal of this matter which is currently pending before the appeals court.

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

In November, 1999, the Company was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a QUI TAM action brought in 1995 under the U.S. False Claims Act currently pending in the Federal District Court for the Southern District of Florida. As of
March 31, 2000, the Company had not been served in this action. A QUI TAM action is a lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. The Department of Justice has not yet decided whether to intervene in the matter. Pursuant to applicable federal law, the QUI TAM action is under seal and no details are available concerning the name of the plaintiff, the various theories of liability or the amount of damages sought from any of the defendants. Based on industry information, the Company believes that the matter relates to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. Because detailed allegations have not been revealed to the Company by the Justice Department, management does not have any basis on which to determine the Company's liability, if any, in connection with the lawsuit or the likely amount of any such liability, or whether any resolution of the lawsuit would be likely to have a material adverse affect on the Company's financial position, results of operations or liquidity.

In addition, the Company is a defendant in several product liability cases. These cases are typical for a company in the pharmaceutical industry. The Company also is involved in other proceedings and claims of various types. Management presently believes that the disposition of all such known product liability and other proceedings and claims (except for the matter set forth immediately above for which it is too early to assess liability), individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 25, 1999, no matters were submitted to a vote of the security holders of the Company.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are listed below:

MARTIN SPERBER (age 68) has been Chairman, Chief Executive Officer and director of the Company since 1999. From 1989 until November 1999, Mr. Sperber carried the additional title of President of the Company. From 1985 until 1989, Mr. Sperber was Chief Operating Officer of the Company. Mr. Sperber has been employed in various positions in the Schein organization for over 40 years.
Mr. Sperber is a member of the Board of the Generic Pharmaceutical Industry Association, a member of the Board of the American Foundation for Pharmaceutical Education, a member of the American Pharmaceutical Association and a member of the Council of Overseers of the Long Island University Arnold and Marie Schwartz College of Pharmacy. Mr. Sperber received his B.S. degree in Pharmacy from Columbia University.

DARIUSH ASHRAFI (age 53) has been President and Chief Operating Officer since November 1999, and a director of the Company since September 1997. From
October 1995 until October 1999, Mr. Ashrafi was Executive Vice President and Chief Financial Officer. From May 1995 until September 1995, Mr. Ashrafi was Senior Vice President and Chief Financial Officer. From 1990 to 1995,
Mr. Ashrafi was Senior Vice President, Chief Financial Officer and director of The Warnaco Group, Inc., an apparel company. Prior to joining Warnaco, he spent 18 years with Ernst & Young, LLP and became a partner in 1983. Mr. Ashrafi received his B.S. degrees in Aeronautical and Astronautical Engineering and in Management Science from the Massachusetts Institute of Technology and his M.S. in Finance from the Massachusetts Institute of Technology Sloan School.

PAUL FEUERMAN (age 40) has been General Counsel since 1991, Executive Vice President, Corporate Affairs since January 2000, and a director of the Company since 1997. From February 1997 to December 1999, Mr. Feurman was a Senior Vice President of the Company, and from January 1993 until February 1997 was a Vice President of the Company. Mr. Feuerman previously was associated with the law firm of Proskauer Rose LLP. He received his B.A. from Trinity College and his J.D. from Columbia Law School.

PAUL KLEUTGHEN (age 47) has been Senior Vice President of Strategic Development of the Company since February 1998. From 1993 to 1998, he was Vice President of Business Development. Between 1989 and 1993, he was Vice President of Materials and Operations. Prior to joining Schein, Mr. Kleutghen was with Pfizer Pharmaceutical culminating with his assignment as Director of Product Planning for the U.S.

pharmaceutical division. Mr. Kleutghen earned an undergraduate degree in Engineering and Computer Science from the University of Leuven in Belgium and an MBA in Finance from the University of Chicago.

WHITNEY K. STEARNS, JR. (age 48) has been Senior Vice President and Chief Financial Officer of the Company since November 1999. From February 1999 until October 1999 Mr. Stearns was Senior Vice President, Finance and Administration. From 1997 until January 1999 Mr. Stearns was Vice President, Finance. From 1993 to 1997 Mr. Stearns was Vice President and Controller. In 1989 Mr. Stearns joined Henry Schein, Inc. as a Director, Internal Audit. In 1989 he transferred to Schein as Controller. Prior to joining Henry Schein he was an audit partner at KPMG Peat Marwick. Mr. Stearns received a B.S. in accounting at Lehigh University in 1975 and his CPA in 1977.

DONALD A. BRITT, SR. (age 51) joined Schein in January 2000 as Senior Vice President, Quality. From May 1999 through January 2000, Mr. Britt was Senior Vice President QA/QC and Compliance for Centocor, Inc. From February 1996 through May 1999 he was initially Vice President of World Wide Quality for Rhone Poulenc Porer and subsequently named Senior Vice President for World Wide Quality for Aventis. Mr. Britt began his career with assignments in production and quality prior to joining Glaxo where he spent 11 years in positions of increasing responsibility, culminating with his assignment as Corporate Director of Quality Assurance. In 1994, he joined Fisons as Vice President of Quality. Mr. Britt has a B.S. in Chemistry from the University of South Carolina.

JAVIER CAYADO (age 54) Mr. Cayado terminated his employment with the Company on March 6, 2000. From August 1, 1999 to March 2000 Mr. Cayado served the Company on a part-time basis. From February 1998 through June 1999 Mr. Cayado was Senior Vice President of Technical Operations of the Company. From 1993 to 1998,
Mr. Cayado was successively Vice President, Senior Vice President and General Manager of Danbury Pharmacal, a wholly owned subsidiary of the Company. Prior to joining Schein in 1993. Mr. Cayado had a 14-year career with Pfizer Pharmaceutical culminating with his assignments as General Manager of Pfizer's bulk chemical and pharmaceutical products plants in Puerto Rico. He received his B.S. in Chemical Engineering from the University of Connecticut.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $0.01 per share (the Common Stock), traded on the New York Stock Exchange for the full year 1999 under the trading symbol "SHP".

The high and low sale prices for the Common Stock as reported by the New York Stock Exchange for each of the quarters during the years ended December 25, 1999 and December 26, 1998 are summarized below.

                                                   1999                  1998
                                            -------------------   -------------------
FISCAL                                        HIGH       LOW        HIGH       LOW
------                                      --------   --------   --------   --------
First quarter.............................  $14.625    $10.000     $   --     $   --
Second quarter............................   16.000     10.875     32.438     20.500
Third quarter.............................   17.000     11.500     31.750     11.688
Fourth quarter............................   12.000      8.188     16.750      6.000

As of March 20, 2000, there were approximately 137 holders of record of the Company's Common Stock, which does not include those who held shares in street or nominee name. The Company has not paid a cash dividend on its Common Stock and does not anticipate paying dividends in the foreseeable future.

The Company's Revolving Credit and Term Loan agreement and its Senior Floating Rate Notes contain restrictions on the payment of dividends. The Revolving Credit and Term Loan Agreement did not permit the payment of dividends at December 25, 1999.

On November 18, 1999, the Company sold 250,000 shares of its Common Stock to the President of the Company for $8.9375 per share (an aggregate of $2,234,375), the closing price of the Company's Common Stock on the date of the sale. In consideration for such shares, the President executed a promissory note, payable to the Company and maturing on November 18, 2004, which bears interest at a rate equal to the interest rate on borrowings under the Company's revolving credit and loan agreement. The sale of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to the Company's financial position and its results of operations as of and for each of the five years ended December 1999 set forth below have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto.

                                                            YEAR ENDED DECEMBER
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                   (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues..............................  $477,161   $523,229   $490,170   $476,295   $391,846
Cost of sales.............................   306,019    349,140    329,761    320,675    250,507
                                            --------   --------   --------   --------   --------
Gross profit..............................   171,142    174,089    160,409    155,620    141,339
Costs and expenses:
  Selling, general and administrative.....    92,157     87,162     81,809     87,329     75,274
  Research and development................    27,951     29,245     29,387     27,030     28,324
  Amortization of goodwill and other
    intangibles...........................     6,303      8,754     10,196     10,195      3,399
  Non-recurring charges (1)...............    86,971    161,200         --         --     30,000
                                            --------   --------   --------   --------   --------
Operating income (loss)...................   (42,240)  (112,272)    39,017     31,066      4,342
Interest expense, net.....................    18,661     20,626     26,578     23,285     10,005
Other expenses (income), net (2)..........     1,268     (2,246)    (9,318)     1,193     (1,245)
                                            --------   --------   --------   --------   --------
Income (loss) before provision (benefit)
  for income taxes and extraordinary
  item....................................   (62,169)  (130,652)    21,757      6,588     (4,418)
Income (loss) before extraordinary item...   (34,388)  (116,366)    11,102      1,397    (14,900)
Net income (loss).........................   (34,388)  (118,026)    11,102      1,397    (14,900)
                                            ========   ========   ========   ========   ========
Earnings (loss) per share, basic and
  diluted (3):
  Income (loss) before extraordinary
    item..................................  $  (1.05)  $  (3.72)  $   0.39   $   0.05   $  (0.52)
  Net income (loss).......................     (1.05)     (3.77)      0.39       0.05      (0.52)
                                            ========   ========   ========   ========   ========

                                             1999        1998       1997       1996       1995
                                           ---------   --------   --------   --------   --------
                                                              (In thousands)
BALANCE SHEET DATA:
Working capital (deficit)................  $ (16,819)  $  8,287   $ 73,249   $ 99,111   $ 92,021
Total assets.............................    403,501    452,996    534,126    544,312    522,410
Short-term debt, including current
  portion of long-term debt..............    128,631    103,975     56,440     41,090     40,078
Long-term debt, less current portion.....     92,738    124,482    198,705    245,390    240,480
Total debt...............................    221,369    228,457    255,145    286,480    280,558
Stockholders' equity.....................     57,118     78,485    139,715    129,980    125,692

------------------------

(1) Non-recurring charges include: (i) the 1999 restructuring charge as a result of FDA actions at the Company's Marsam facility, (ii) the 1998 restructuring charge as a result of FDA actions at the Company's Steris facility and the Consent Agreement and (iii) the 1995 acquired in-process research and development of $30.0 million in connection with the purchase of Marsam (the Company's results of operations include Marsam from September 1995, the date of purchase).

(2) Other expenses (income), net, includes equity in earnings (loss) of unconsolidated international ventures of $(1.1) million, $(1.9) million, $(3.4) million, $(3.4) million and $(0.4) million in 1999, 1998, 1997, 1996 and 1995, respectively, and gains on sales of marketable securities of $0.7 million, $4.4 million and $12.7 million in 1999, 1998 and 1997, respectively.

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

OVERVIEW

Schein Pharmaceutical, Inc. (herein referred to as Schein or the Company) develops, manufactures and markets a broad line of generic products and has a significant branded business. Revenues from branded products are derived from sales of INFeD-Registered Trademark- (INFeD), the leading injectable iron product in the United States (U.S.) and Ferrlecit-Registered Trademark- (Ferrlecit), launched in June 1999. Generic revenues in 1999 include sales of generic products, a litigation settlement related to the development of a product, and the sale of certain product rights.

In January 2000, the Company announced that it had retained financial advisors to explore strategic alternatives to enhance the value of its business, including the possible sale of all or part of the business. Through March 2000, this process is continuing, and the Company cannot predict the timing or the outcome of this process.

In February 2000, the Company reduced its workforce by approximately 16% as part of an evaluation of its sterile business plan and to reduce operating costs. As a result, the Company expects to incur a charge of approximately $3.5 million in the first quarter of 2000.

On July 29, 1999 the Food and Drug Administration (FDA) concluded an inspection of the Company's subsidiary, Marsam Pharmaceuticals Inc. (Marsam) and noted a number of significant deficiencies in current Good Manufacturing Practices
(cGMP) regulations. During the inspection, Marsam initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. The Company has confirmed with the FDA its approach to addressing current cGMP deficiencies at Marsam on a voluntary basis. The Company has divided Marsam's product line into products it will seek to manufacture upon completion of this process, and those products it has decided not to manufacture. As a result of these actions, in 1999 the Company recorded a restructuring charge of $87.0 million, or $52.2 million, net of tax benefit, primarily relating to Marsam intangible assets, inventory and product recalls. (See "MD&A--Regulatory Matters and Restructuring Charges.")

On September 10, 1998, the FDA initiated a seizure action against all products in the Company's possession which had been manufactured by the Company's Steris Laboratories, Inc. (Steris) subsidiary. Subsequently, on October 16, 1998 Steris entered into a consent agreement with the FDA (Consent Agreement). In 1998 the Company recorded a restructuring charge of $161.2 million, or $135.0 million, net of tax benefit, relating to the Consent Agreement. (See "MD&A--Regulatory Matters and Restructuring Charges.")

The Company's results of operations depend on its ability to develop and commercialize new pharmaceutical products. Generally, following the expiration of patents and any other market exclusivity periods for branded drugs, the first pharmaceutical manufacturers to successfully market generic equivalents of such drugs achieve higher revenues and gross profit than do later market entrants. As competing generic equivalents reach the market, selling price, unit sales volume and profit margin of the earliest generic versions often decline significantly. For these reasons, the Company's ability to achieve overall growth in revenues and profitability depends on its being among the first companies to introduce new generic products. During the past ten years, the Company has introduced a number of generic products to the market at patent expiration dates and, in a number of cases, prior to patent expiration of the branded product by successful challenges to the patent under the Drug Price Competition and Patent Term Restoration Act of 1984 (The Waxman--Hatch Act).

The branded business was launched in 1992 with the introduction of INFeD, the leading injectable iron product in the U.S. The Company added to its branded product portfolio with the launch of Ferrlecit in June 1999, its next-generation iron product. FDA approval for Ferrlicit was received by the Company's alliance partner, Makoff R & D Laboratories, Inc. The Company has exclusive marketing rights to Ferrlecit in the U.S. and certain other countries. The Company has been making on-going investments in its branded business in order to attempt to create a more predictable and diverse revenue stream. As compared with generic products, branded products offer stronger competitive protection and typically sell at higher prices and achieve more stable margins.

REGULATORY MATTERS AND RESTRUCTURING CHARGES

The development, manufacture, marketing and sale of pharmaceutical products is subject, among other things, to extensive Federal, state and local regulation. The Company must obtain approval from the FDA before marketing most drugs and must demonstrate continuing compliance with current Good Manufacturing Practices
(cGMP) regulations. Over the last several years, the FDA has inspected the Company's facilities and in certain instances has reported inspection observations that included significant cGMP and application reporting deficiencies. As a result of these inspection observations, for varying periods of time, each of the Company's facilities (other than its Danbury Pharmacal Puerto Rico oral solid manufacturing facility) has been ineligible to receive new product approvals and the Marsam and Steris sterile manufacturing facilities have suspended manufacturing operations.

MARSAM FACILITY

On July 29, 1999, the FDA concluded an inspection of the Company's Marsam sterile manufacturing facility, located in Cherry Hill, N.J. At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in current good manufacturing practices. During the inspection, Marsam initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. In September, 1999 Marsam submitted its response to the FDA's inspectional observations, together with its proposed corrective action plan (Marsam Corrective Action Plan). A corrective action plan is a systematic approach to assure that processes, quality assurance and quality control programs, validation programs, employee training, and management controls comply with cGMP regulations. The Marsam Corrective Action Plan contemplates resumption of manufacturing on a product-by-product basis. On March 3, 2000 Marsam received a Warning Letter from the FDA relating to the observations made during the inspection. This FDA Warning Letter also acknowledged the commitments the Company made under the Marsam Corrective Action Plan. The Company has confirmed with the FDA in meetings with FDA representatives its approach to addressing current cGMP deficiencies at Marsam on a voluntary basis. The Company does not expect Marsam will be subject to further regulatory enforcement action related to the 1999 inspection. Marsam is currently ineligible to receive new product approvals, and the Company cannot predict when Marsam will resume manufacturing specific products.

Following its suspension of operations at the Marsam facility, the Company re-evaluated its sterile business and its assessment of the time and costs required to reintroduce products. As a result, the Company has modified its overall business plans to more aggressively reduce operating costs. These measures included, among other things, a reduction in the Company's workforce, and dividing Marsam's product line into products it will seek to manufacture upon completion of the Marsam Corrective Action Plan, and those products it has decided not to manufacture. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of the Company's gross profits over the four quarters preceding the suspension of shipment of its products.

The Company intends to reactivate its penicillin operations as part of the first phase of a plan to bring its Marsam facility back to operation. Pending resumption of manufacturing at Marsam, the Company expects to reintroduce Penicillin G-Potassium during the second quarter of 2000 supplied by a third party under a contract manufacturing agreement.

As a result of the actions discussed above, in 1999 the Company recorded a restructuring charge of approximately $87.0 million, or $52.2 million net of tax benefit. Costs of restructuring consist largely of costs incurred at the Marsam facility and relate to the impairment of intangible assets, product recalls, inventory write-offs and severance. Recall costs and inventory write-offs are those costs that the Company incurred related to the Marsam Corrective Action Plan.

STERIS FACILITY

On September 10, 1998, the U.S., on behalf of the FDA, based on actions it filed in Federal court in the Southern District of New York on September 9, 1998 and the District of Arizona on September 10, 1998 initiated seizures of drugs and drug related products manufactured by the Company's Steris facility. The actions alleged certain instances in which the Steris facility, located in Phoenix, Arizona, was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris manufactured products.

On October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent agreement with the FDA (the Consent Agreement). Under the terms of the Consent Agreement, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The Consent Agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and corrective action plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. Steris has submitted to the FDA the corrective action plan provided for under the Consent Agreement (Steris Corrective Action
Plan) and is implementing the Steris Corrective Action Plan.

As a result of the Consent Agreement, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures under the Consent Agreement, products that it will seek to manufacture once it satisfies all conditions under the Consent Agreement and products it has decided not to manufacture in the near term. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from the Company or that are particularly significant to the Company.

In October, 1998 the Company resumed commercial distribution of InFeD, its branded injectable iron product, from existing inventory. In the second quarter of 1999, the Company began distribution of newly manufactured lots of INFeD under the Consent Agreement and in the fourth quarter of 1999, the Company resumed the manufacture of one other product deemed medically necessary under the expedited certification procedures in the Consent Agreement. In March 2000, the Company resumed the manufacture and commercial distribution of vecuronium under the expedited certification procedures provided in the Consent Agreement. Newly manufactured products must undergo certification by independent experts and review by the FDA prior to commercial distribution.

On February 11, 2000 the FDA concluded an inspection at Steris. The Company believes that the results of that inspection confirm that the Company is complying with the requirements of the Steris Corrective Action Plan. Steris is currently ineligible to receive new product approvals, and the Company cannot predict when Steris will resume manufacturing additional products.

Steris accounted for approximately 40% of the Company's net sales and 50% of its gross profits for the first six months of 1998. The Steris products that the Company has decided not to manufacture contributed approximately $65 million in revenue in the 12-month period ended June 1998. The Company recorded a restructuring charge in 1998 of $161.2 million pretax, or $135.0 million, net of tax benefit, relating to the effects of the Consent Agreement.

There can be no assurance that the FDA will determine that the Company has adequately corrected the deficiencies at its operating sites, that subsequent inspectional observations will not result in additional deficiencies, that approval of any of the pending or subsequently submitted ANDAs by the Company will be granted or that the FDA will not seek to impose additional sanctions against the Company or any of its subsidiaries. The range of possible sanctions includes FDA issuance of adverse publicity, product recalls or seizures, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on the Company's business. Additionally, significant delays in the review or approval of applications for new products or in complying with the requirements of the Marsam Corrective Action Plan, the Steris Corrective Action Plan and the Consent Agreement could have a material adverse effect on the Company's business, results of operation and financial condition. (See "Other Factors Affecting Future Performance--Dependence on Certain Existing Products.")

RESTRUCTURING CHARGES--1999 AND 1998

As a result of the regulatory matters at the Company's sterile dosage facilities, the Company recorded a restructuring charge of $52.2 million, net of tax benefit, in 1999, and $135.0 million, net of tax benefit, in 1998. The details of the restructuring charges are as follows:

                                                                     YEARS ENDED
                                                        -------------------------------------
                                                        DECEMBER 25, 1999   DECEMBER 26, 1998
                                                        -----------------   -----------------
                                                                    (in millions)
Costs of restructuring:
  Recalls and related expenses........................       $  8.9              $  2.0
  Severance and related costs.........................          1.1                 5.4
  Regulatory and compliance related costs.............           --                12.7
  Temporary manufacturing shutdown costs..............           --                 5.3
  Other costs and expenses............................           --                 3.0
                                                             ------              ------
                                                               10.0                28.4
                                                             ------              ------
Asset impairments:
  Intangible asset impairment.........................         54.6                  --
  Goodwill impairment.................................           --                95.5
  Inventory write-off.................................         14.0                30.5
  Fixed asset impairment..............................          8.4                 6.8
                                                             ------              ------
                                                               77.0               132.8
                                                             ------              ------
      Total charges and impairment....................         87.0               161.2
      Income tax benefit..............................        (34.8)              (26.2)
                                                             ------              ------
                                                             $ 52.2              $135.0
                                                             ======              ======

RESTRUCTURING CHARGE 1999--MARSAM

Costs of restructuring consist largely of costs incurred at the Marsam facility and relate to the impairment of intangible assets, product recalls, inventory write-offs and severance. Recall costs and inventory write-offs are those costs that the Company incurred related to the Marsam Corrective Action Plan. As of December 25, 1999, $76.5 million of costs have been charged against the restructuring reserve of $87.0 million established in 1999.

The inventory write-off was determined based upon the Marsam Corrective Action Plan that requires the Company to destroy certain finished goods and work-in-process inventories. Additionally, valuation adjustments were recorded for raw materials and supplies associated with products that the Company no longer expects to market. Fixed asset impairments were recorded for plant and equipment at the Marsam facility that is not expected to be utilized in production.

The intangible asset impairment was recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In 1995, the Company acquired Marsam, a manufacturer and marketer of generic injectable products for the institutional market. As a result of the Marsam Corrective Action Plan and the decision not to manufacture a number of Marsam products, the Company re-evaluated the carrying value of the intangible assets. Based upon an evaluation of projected non-discounted operating cash flows for continuing products, management determined there was an impairment. Fair value was then determined based upon discounted operating cash flows (using a discount rate of 12%). Based on this analysis, the related intangible assets were written down to their fair value.

RESTRUCTURING CHARGE 1998--STERIS

Costs of restructuring consist largely of costs incurred at the Steris facility and, to a lesser extent, costs of closing one of the Company's distribution centers and other steps taken by the Company to reduce its ongoing operating costs, including workforce reductions. Regulatory and compliance related costs consist primarily of costs related to products the Company will recondition and validation testing of products in the market as required by the Consent Agreement. Temporary manufacturing shutdown costs are the idle plant costs of the Steris facility. Severance costs relate to reductions in workforce costs at the Steris facility, the closed distribution center, and in the institutional sales and marketing organization. Workforce reductions in 1998 totaled approximately 370 individuals. Recalls and related expenses and other costs and expenses are those costs that the Company estimates will be incurred related to the Consent Agreement. As of December 25, 1999, $27.5 million had been charged against the restructuring reserve of $28.4 million established in 1998.

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

The goodwill impairment was recorded in accordance with SFAS 121. In connection with the 1995 acquisition of Marsam, which, like Steris, was a manufacturer and marketer of generic injectable products for the institutional market, the Company subsequently combined the two organizations' sales and marketing forces with a goal of leveraging the combined product lines. Additionally, other functions were combined, including manufacturing and research and development activities. As a result of the Consent Agreement and the decision not to manufacture a significant number of Steris products, the Company's opportunities in and approach to the institutional market place were re-evaluated. As part of this re-evaluation, management reviewed the carrying value of the goodwill. Based upon an evaluation of projected non-discounted operating cash flows, management determined there was an impairment to goodwill. Fair value was then determined based upon discounted operating cash flows (using a discount rate of 9%). Based on this analysis, the goodwill amount was written off since it was deemed to have no remaining value.

RESULTS OF OPERATIONS

The following table sets forth certain selected statement of operations data as a percentage of net revenues for the periods indicated:

                                                                          YEARS ENDED DECEMBER
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
Net revenues................................................        100.0%        100.0%        100.0%
Cost of sales...............................................         64.1          66.7          67.3
                                                                   ------        ------        ------
Gross profit................................................         35.9          33.3          32.7
Costs and expenses:
  Selling, general and administrative.......................         19.3          16.7          16.6
  Research and development..................................          5.9           5.6           6.0
  Amortization of goodwill and other intangibles............          1.3           1.7           2.1
  Restructuring charge......................................         18.2          30.8            --
                                                                   ------        ------        ------
Operating income (loss).....................................         (8.8)        (21.5)          8.0
Interest expense, net.......................................          3.9           3.9           5.4
Other expenses (income), net................................          0.3          (0.4)         (1.9)
                                                                   ------        ------        ------
Income (loss) before provision (benefit) for income taxes
  and extraordinary income..................................        (13.0)        (25.0)          4.5
  Provision (benefit) for income taxes......................         (5.8)         (2.7)          2.2
                                                                   ------        ------        ------
Income (loss) before extraordinary item.....................         (7.2)        (22.3)          2.3
  Extraordinary item........................................           --          (0.3)           --
                                                                   ------        ------        ------
Net income (loss)...........................................         (7.2)%       (22.6)%         2.3%
                                                                   ======        ======        ======

In February 2000, the Company reduced its workforce by approximately 16% as part of an evaluation of its sterile business plan and to reduce operating costs. As a result, the Company expects to incur a charge of approximately $3.5 million in the first quarter of 2000.

1999 COMPARED TO 1998

                                                                                               % OF
NET REVENUES AND GROSS PROFIT                              YEARS ENDED                       REVENUES
(In millions)                                          -------------------              -------------------
                                                                                %
                                                         1999       1998      CHANGE      1999       1998
                                                       --------   --------   --------   --------   --------
NET REVENUES
Generic product revenues.............................   $313.1     $393.7     -20.5%      65.6%      75.2%
Settlement and product rights revenues...............     26.8       30.0     -10.7%       5.6%       5.8%
                                                        ------     ------                -----      -----
  Total generic revenues.............................    339.9      423.7     -19.8%      71.2%      81.0%
Branded product revenues.............................    137.3       99.5      38.0%      28.8%      19.0%
                                                        ------     ------                -----      -----
  Total net revenues.................................   $477.2     $523.2      -8.8%     100.0%     100.0%
                                                        ======     ======                =====      =====

GROSS PROFIT.........................................   $171.1     $174.1      -1.7%      35.9%      33.3%
                                                        ======     ======                =====      =====

Overall total revenues were impacted by regulatory matters at the Company's two sterile dose facilities, Marsam and Steris. Net revenues decreased
$46.0 million, or 8.8%, from $523.2 million in 1998 to $477.2 million in 1999, primarily due to a decrease in revenues from generic products partially offset by an increase in revenues from branded products.

Generic revenues decreased $83.8 million, from $423.7 million in 1998 to $339.9 million in 1999. Revenues from generic sterile dose products decreased $83.3 million, from $101.8 million in 1998 to $18.5 million in 1999, largely due to the reduced product line at the Steris facility and the interruptions in manufacturing and shipping at the Marsam facility. Revenues from generic solid dosage products increased slightly by $2.7 million to $294.6 million in 1999 from $291.9 million in 1998, as revenues from new product introductions of $12.7 million offset decreases in revenues from outsourced products of $11.6 million. Other generic revenues in 1999 included $13.5 million from the sale of rights to certain otic and opthalmic products from the Steris facility that the Company did not plan to reintroduce and a litigation settlement of $13.3 million related to the development of a product. Settlement revenue in 1998 reflects the final payment in connection with a patent settlement.

Net revenues from the branded business increased $37.8 million, from $99.5 million in 1998 to $137.3 million in 1999. The increase reflects strong brand product revenues principally from shipments of INFeD and the launch of Ferrlecit in June 1999. INFeD revenues were significantly higher compared to the prior year when revenues were adversely impacted by actions taken by the FDA in September 1998. Subsequent to September 1998, the Company was not manufacturing INFeD and was allocating inventory to existing customers until March 1999. This caused a depletion of channel inventory which was subsequently replenished as the Company began manufacturing INFeD on a regular basis.

Gross profit decreased $3.0 million, or 8.5%, from $174.1 million in 1998 to $171.1 million in 1999. The gross margin increased 2.6% in 1999 to 35.9% versus 33.3% in 1998. The decrease in gross profit was principally the result of reduced sales of generic sterile products, idle facility costs at the Company's sterile operations and other costs of sales, offset by a more profitable mix of products sold and higher gross profit on other generic revenue. Increased volumes of the Company's branded products and higher selling prices of some solid dosage products contributed to the more favorable mix of products sold.

                                                                                                         % OF
COSTS AND EXPENSES                                         YEARS ENDED                                 REVENUES
(In millions)                                         ----------------------                    ----------------------
                                                                                     %
                                                        1999          1998         CHANGE         1999          1998
                                                      --------      --------      --------      --------      --------
Selling, general and administrative.............       $ 92.1        $ 87.2         -5.6%         19.3%         16.7%
Research and development........................         28.0          29.2          4.1%          5.9%          5.6%
Amortization of intangibles and goodwill........          6.3           8.8         28.4%          1.3%          1.7%
Restructuring charge............................         87.0         161.2         46.0%         18.2%         30.8%
                                                       ------        ------                       ----          ----
        Total costs and expenses................       $213.4        $286.4         25.5%         44.7%         54.8%
                                                       ======        ======                       ====          ====

Selling, general and administrative expenses increased $5.0 million, or 5.7%, from $87.2 million in 1998 to $92.1 million in 1999. Selling, general and administrative expenses in 1999 include $17.8 million of costs associated with corrective action plans at the Company's sterile facilities. Excluding these corrective action plan costs, the Company's selling, general and administrative costs decreased $12.8 million dollars, largely as a result of cost reduction and cost containment initiatives. In the first quarter of 2000 the Company took additional actions to reduce staffing levels at its sterile dosage facilities and general business functions and will incur a $3.5 million charge related to severance.

Research and development expenses of approximately $28.0 million in 1999 were down slightly from $29.2 million in 1998, as reduced generic product research and development expenses were offset by higher branded product research and development expenses.

Amortization of goodwill and other intangibles decreased from $8.8 million in 1998 to $6.3 million in 1999 due to the write-off of goodwill included in the 1998 restructuring charge.

A restructuring charge totaling $87.0 million ($52.2 million, net of tax benefit) was recorded in 1999. This charge relates to recall costs, inventory write-offs, decisions by the Company to restructure its sterile operations resulting in a reduced workforce and non-cash write-off of intangible assets of $54.6 million and impaired fixed assets of $8.4 million (see "Overview" and "Regulatory Matters and Restructuring Charges").

As a result of the factors discussed above, operating loss decreased
$70.1 million, from an operating loss of $112.3 million in 1998 to an operating loss of $42.2 million in 1999. Operating income, excluding the restructuring charges, decreased $4.1 million, or 8.4%, from $48.9 million in 1998 to $44.8 million in 1999.

INTEREST EXPENSE, OTHER EXPENSES (INCOME),
PROVISION (BENEFIT) FOR INCOME TAXES AND                                                                  % OF
EXTRAORDINARY ITEM                                          YEARS ENDED                                 REVENUES
(In millions)                                          ----------------------                    ----------------------
                                                                                      %
                                                         1999          1998         CHANGE         1999          1998
                                                       --------      --------      --------      --------      --------
Interest expense, net............................       $ 18.7        $ 20.6           9.2%        3.9%           3.9%
Other expenses (income), net.....................          1.3          (2.2)       -159.1%        0.3%        -- 0.4%
Provision (benefit) for income taxes.............        (27.8)        (14.3)         94.4%        5.8%        -- 2.7%
Extraordinary item, net..........................           --          (1.7)        100.0%         --            0.3%

Interest expense decreased $1.9 million, or 9.2%, from $20.6 million in 1998 to $18.7 million in 1999. The decline in interest expense was principally due to the full year effect of lower debt levels as the proceeds from the initial public offering in 1998 were used to retire senior floating rate notes, offset by higher interest rate spreads under the Company's credit agreement.

Other expenses (income), net, was expense of $1.3 million in 1999 compared to income of $2.2 million in 1998. The change in other expenses (income), net, was primarily due to gains on the sale of marketable securities declining from $4.4 million in 1998 to $0.7 million in 1999.

The Company's effective tax benefit rate is higher than the statutory rate for 1999 due to the effect of tax-advantaged income from Puerto Rico operations and state tax benefits. In 1998, the effective tax benefit rate is lower than the statutory rate due to the effect of non-deductible expenses that generate no corresponding tax benefit. These non-deductible expenses are largely amortization of goodwill and the goodwill write-off of $95.5 million included in the 1998 restructuring charge.

The extraordinary item of $1.7 million in 1998 relates to the write-off of deferred financing fees and related costs in connection with the early retirement of $50 million of the Company's senior floating rate notes with proceeds of the Company's initial public offering.

1998 COMPARED TO 1997

                                                                                                            % OF
NET REVENUES AND GROSS PROFIT                             YEARS ENDED                                     REVENUES
(In millions)                                        ----------------------                        ----------------------
                                                                                      %
                                                       1998          1997           CHANGE           1998          1997
                                                     --------      --------      ------------      --------      --------
NET REVENUES
Generic product revenues.......................       $393.7        $360.8               9.1%        75.3%         73.6%
Settlement and product rights revenues.........         30.0          25.0              20.0%         5.7%          5.1%
                                                      ------        ------       ------------       -----         -----
  Total generic revenues.......................        423.7         385.8               9.8%        81.0%         78.7%
Branded product revenues.......................         99.5         104.4              -4.7%        19.0%         21.3%
                                                      ------        ------       ------------       -----         -----
  Total net revenues...........................       $523.2        $490.2               6.7%       100.0%        100.0%
                                                      ------        ------       ------------       -----         -----
GROSS PROFIT...................................       $174.1        $160.4               8.5%        33.3%         32.7%
                                                      ======        ======       ============       =====         =====

Overall revenues of generic and branded products were impacted by the FDA seizure action and the subsequent consent agreement relating to the Steris facility. Net revenues from branded and generic products manufactured at this facility decreased $67.2 million from $231.4 million in 1997 to $164.2 million in 1998.

Total revenues increased $33.0 million, or 6.7%, from $490.2 million in 1997 to $523.2 million in 1998, primarily due to an increase in revenues from generic solid dose products partially offset by a decrease in revenues from generic sterile dose products and INFeD, largely due to the interruptions in manufacturing and shipping following the FDA action in September. Revenues from the generic business increased by $37.9 million or 9.8% to $423.7 million in 1998 from $385.8 million in 1997. This increase was the result of launching new products and other net unit growth, resulting in incremental revenues of $54.5 million partially offset by price erosion of $16.6 million or approximately 5%. The volume increase included $64.9 million of sales from two new product introductions in the fourth quarter of 1997 (methylphenidate and ketoprofen ER), net unit growth from all other products of $28.4 million, other new product revenues of $18.5 million, patent settlement revenue increase of $5.0 million (the final payment in connection with a patent settlement), offset by lower revenues from Steris manufactured products of $62.3 million.

Net revenues from the branded business decreased $4.9 million or 4.7% largely due to reduced sales of INFeD following the FDA action in September 1998. The decrease reflects lower volume of $8.6 million partially offset by a price increase of $3.7 million.

Gross profit increased $13.7 million, or 8.5%, from $160.4 million in 1997 to $174.1 million in 1998. The gross margin increased 0.6% in 1998 to 33.3% versus 32.7% in 1997. The increase in gross profit was principally the result of a more profitable mix of products sold, an increase in patent settlement revenue, and a lower percent of price erosion partially offset by lower volume of Steris manufactured products. New generic products with market exclusivity or limited competition contributed to the more profitable mix of products sold. The gross profit of $15 million from patent settlement revenues is net of a related
$15 million payment to an independent consultant that is included in cost of sales. In that regard, for projects in which the independent consultant had rendered an opinion setting forth the basis for a possible patent challenge, the Company paid the independent consultant half of the adjusted gross profits (as defined) from the Company's sale of generic versions of the patented product until the date on which the patent would normally have expired or half the proceeds of any settlement.

                                                                                                              % OF
COSTS AND EXPENSES                                         YEARS ENDED                                      REVENUES
(In millions)                                         ----------------------                         ----------------------
                                                                                        %
                                                        1998          1997           CHANGE            1998          1997
                                                      --------      --------      -------------      --------      --------
Selling, general and administrative.............       $ 87.2        $ 81.8               -6.6%        16.7%         16.7%
Research and development........................         29.2          29.4                0.7%         5.6%          6.0%
Amortization of intangibles and goodwill........          8.8          10.2               13.7%         1.7%          2.1%
Restructuring charge............................        161.2            --             -100.0%        30.8%           --
                                                       ------        ------                            ----          ----
  Total costs and expenses......................       $286.4        $121.4             -135.9%        54.7%         24.8%
                                                       ======        ======                            ====          ====

Selling, general and administrative expenses increased $5.4 million, or 6.5%, from $81.8 million in 1997 to $87.2 million in 1998. Selling, general and administrative expenses were approximately 16.7% of net revenues in 1998 and in 1997. The increase in selling, general and administrative expenses was due primarily to higher branded products marketing and selling expenses of $2.7 million, including pre-launch activities related to Ferrlecit and higher legal expenses of $1.6 million.

Research and development expenses of approximately $29.0 million were essentially at the same level in 1998 as in 1997.

Amortization of goodwill and other intangibles decreased from $10.2 million in 1997 to $8.8 million in 1998 due to the write-off of goodwill included in the third quarter restructuring charge.

A restructuring charge totaling $161.2 million ($135.0 million, net of tax benefit) was recorded in 1998. This charge relates to decisions by the Company to reduce its workforce, and consolidate distribution operations, and also includes the related non-cash write-off of goodwill, inventory, and impaired fixed assets (see "MD&A--Regulatory Matters and Restructuring Charge").

As a result of the factors discussed above, operating income decreased
$151.3 million, from $39.0 million in 1997 to an operating loss of $112.3 million in 1998. Operating income, excluding the restructuring charge, increased $9.9 million, or 25.4% from $39.0 million in 1997, to $48.9 million in 1998.

INTEREST EXPENSE, OTHER EXPENSES (INCOME),
PROVISION (BENEFIT) FOR INCOME TAXES AND                                                                         % OF
EXTRAORDINARY ITEM                                         YEARS ENDED                                         REVENUES
(In millions)                                         ----------------------                         ----------------------------
                                                                                        %
                                                        1998          1997           CHANGE             1998             1997
                                                      --------      --------      -------------      -----------      -----------
Interest expense, net...........................       $ 20.6        $26.6                22.4%              3.9%             5.4%
Other expenses (income), net....................         (2.2)        (9.3)              -75.9%             -0.4%            -1.9%
Provision (benefit) for income taxes............        (14.3)        10.7               234.1%             -2.7%             2.2%
Extraordinary item, net.........................         (1.7)          --              -100.0%             -0.3%              --

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

LIQUIDITY AND CAPITAL RESOURCES

As a result of the regulatory matters at the Company's Marsam facility, the Company recorded a restructuring charge in 1999 of $87.0 million pre-tax. Of this amount, approximately $63.0 million consisted of asset impairments. The remaining $24.0 million consisted of charges which have resulted or will result in cash outlays by the Company. It is expected that substantially all remaining cash outlays related to the restructuring charge will be completed by June 2000.

Net cash provided by operating activities of $42.2 million during 1999 was attributable to net loss of $34.4 million as adjusted for the effects of non-cash items of $75.0 million and net increases in operating assets and liabilities totaling $1.5 million. Accounts receivable decreased $21.4 million primarily due to declines in revenues from Steris and Marsam manufactured products and efforts by the Company to accelerate customer collections. Inventories increased $38.6 million primarily attributable to an increase in finished goods in anticipation of higher demand by customers with year 2000 related supply concerns and lower than expected sales in the fourth quarter of 1999. Prepaid expenses and other current assets increased $9.7 million, of which $7.5 million is a note receivable as a result of a litigation settlement.

Income taxes receivable decreased $15.3 million, reflecting the receipt of income tax refunds. Accounts payable, income taxes payable and accrued expenses increased $13.2 million.

Net cash used in investing activities was $30.3 million. The net cash used in investing activities consisted primarily of capital expenditures of $9.8 million, the acquisition of product rights and licenses of $20.0 million and international investments of $4.6 million, partially offset by proceeds from the sale of marketable securities of $2.0 million. Product rights and licenses and international investments consisted principally of payments of $12.0 million in connection with product development and supply agreements with Elan Corporation Plc and a $5.0 million milestone payment under a trademark and distribution agreement for Ferrlecit.

Net cash of $8.4 million used in financing activities for the year of 1999 was incurred primarily from net repayments of debt of $10.2 million offset by proceeds from the stock purchase plan and the exercise of stock options of $1.7 million.

The Company's cash flow was affected during 1999 by the cash costs and loss of revenues related to manufacturing disruptions at its Marsam and Steris facilities, capital expenditures and principal payment obligations under the revolving credit and loan agreement. The Marsam and Steris costs include product recalls, disposal of inventory, severance expenses, costs associated with maintaining and staffing idle or underutilized manufacturing operations and the associated corrective action plans. During fiscal 1999, the Company accelerated customer collections by offering certain discounts for early payment and negotiated extended payments terms with certain of its vendors and delayed payment to certain other vendors, which practices are continuing.

Due to the 1999 fourth quarter restructuring charge taken at Marsam, the Company was not in compliance with certain financial covenants contained in its revolving credit and loan agreement. In February and March 2000, the Company and the lenders agreed to various amendments to the revolving credit and loan agreement which together: (i) allowed the Company a waiver with respect to such non-compliance, (ii) modified certain financial covenants, including leverage, interest expense coverage, fixed charge and working capital ratios through the end of 2000 and (iii) increased the interest rate on the outstanding loans and fees payable as described below. Based upon its current and expected future level of operations, the Company expects to be able to satisfy the amended financial covenants during fiscal 2000. The amended agreement provides that if the Company obtains at least $40 million of Additional Financing (as defined) by April 30, 2000, the applicable interest rate under the revolving credit and loan agreement will be increased from the current LIBOR + 3.0% to LIBOR + 3.5% until August 31, 2000; then increase to LIBOR + 4.0% until December 30, 2000; then increase to LIBOR + 4.25% thereafter. If such Additional Financing is not obtained, the applicable interest rate under the revolving credit and loan agreement will be LIBOR + 3.5% through April 30, 2000; LIBOR + 4.0% from May 1, 2000 through August 31, 2000; LIBOR + 4.25% from September 1, 2000 through December 31, 2000, and LIBOR + 4.5% thereafter. Additionally, quarterly fees of 0.25% of the Company's outstanding borrowings under the term loan and the revolving credit commitment are payable on March 31, 2000, September 1, 2000 and December 31, 2000 and, if Additional Financing is not obtained, a fee of 0.5% of the Company's outstanding borrowings under the term loan and revolving credit commitment is due on May 1, 2000. The Company has made the required principal, interest and fee payments under its revolving credit and loan agreement through March 31, 2000. The Company is currently engaged in discussions with potential lending sources to obtain all or a portion of the Additional Financing. There can be no assurance that the Company will be successful in these efforts.

The Company's need for liquidity arises primarily from interest and principal payments due under its revolving credit and loan agreement, and the funding of the Company's capital expenditures and working capital requirements. The Company had approximately $7.2 million of cash on hand and availability under its revolving credit and loan agreement at March 31, 2000. The Company believes that cash generated from its operations will be sufficient to finance its current and anticipated level of operations (including interest payments and ordinary capital expenditures) through the next 12 months. The Company believes it will be required to borrow additional funds, issue equity securities or sell assets, including product rights and marketable securities, to fund major capital expenditures including those necessary to renovate manufacturing operations at the Company's Marsam facility, as well as to make the principal payments required under the revolving credit and loan agreement. There can be no assurance that the Company will be able to borrow additional funds, issue equity securities or sell assets on terms acceptable to the Company.

In addition, the Company's future results of operations depend on its ability to continue the manufacture of INFeD and the implementation of the Steris Corrective Action Plan as well as the market acceptance of Ferrlecit, and Health Care Financing Administration's (HCFA) authorization for utilization of Ferrlecit including the timing of HCFA's reimbursement decision. Any material decline in revenues and gross profits from branded products could have a material adverse effect on the Company's business, results of operations and financial condition.

In January 2000, the Company announced that it had retained financial advisors to explore strategic alternatives to enhance the value of its business, including the possible sale of all or part of the business. Through March 2000, this process was still ongoing, and the Company cannot predict the timing or the outcome of this process.

FUTURE TRENDS

Certain Statements in this Form 10-K constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. Such forward looking statements may be identified by such forward looking terms as expect, believe, may, anticipate, intend, will or similar terms or variations thereof. These forward looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward looking statements. Some important factors which may cause results to differ include: the uncertainty and the difficulty of predicting the United States Food and Drug Administration (FDA) approvals, uncertainties associated with the implementation of the terms and conditions of the

Consent Agreement and Marsam Corrective Action Plan, the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation and regulatory matters, and fluctuations in operating results. The Company does not undertake to publicly update or revise any of its forward looking statements even if experience or future changes show that the indicated results or events will not be realized.

The development, manufacture, marketing and sale of pharmaceutical products are subject to extensive Federal, state and local regulation in the U.S. and similar regulations in other countries. The Company, like its competitors, must obtain approval from the FDA before manufacturing and marketing most drugs and must demonstrate continuing compliance with cGMP regulations.

The Company's future results of operations depend upon its ability to continue the manufacturing of INFeD and the implementation of the Steris Corrective Action Plan, to obtain FDA approval of new products, to validate its manufacturing processes, to comply otherwise with FDA cGMP standards and other governmental regulations to which the Company is subject, to procure a continuous supply of raw materials and to receive continued customer acceptance of its products. Additionally, there is often a time lag, sometimes significant, between the receipt of product approval and the actual marketing of the approved product due to the validation process. Over the past several years, the FDA has inspected the Company's manufacturing facilities and, in certain instances, has made inspectional manufacturing observations that include significant cGMP and application reporting deficiencies. As a result of these inspectional observations, for varying periods of time, each of the Company's facilities (other than its Humacao, Puerto Rico facility) has been ineligible (the Steris facility and Marsam facilities are currently ineligible) to receive new product approvals. Raw materials are generally available from several sources although this may not always be the case. For certain more significant products the Company strives to qualify more than one source, however, it currently has only one source for the active ingredient used in the manufacture of INFeD. Since the FDA product approval process requires specification of raw material suppliers, if raw materials from specified suppliers become unavailable, the Company would be required to file a supplement to its product filing to use a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share.

In the past several years, there has been an increasing number of attempts to use Federal legislation and the regulatory process to extend the patent life of various drugs beyond the term permitted under current statutes. Although the generic drug industry thus far has been partially successful in defeating these attempts, the Company and industry could be adversely impacted if future legislation is enacted which delays the introduction of generic products that are expected to come off patent in the coming years.

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

The Company's gross margins will be negatively impacted by the underutilization of its Steris and Marsam manufacturing facilities until such time as the volume of manufactured products increases significantly. Continuing compliance with the FDA cGMP standards and applicable environmental regulations will also affect the Company's future results of operations. Significant investments which increase the Company's overhead need to be made from time to time to maintain the required infrastructure to comply with the FDA cGMP standards.

Various other legal matters remain unresolved in whole or in part. (See Note 12 of the footnotes to the Company's consolidated financial statements for further discussion.) Although the Company has established reserves it believes appropriate for these legal matters, the final outcome may exceed the estimates used in establishing those reserves could have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operations.

YEAR 2000 COMPLIANCE

The Company did not encounter any disruptions to internal systems, its supply-chain partners or public infrastructure services during the transition to Year 2000 that could have impacted normal business operations and activities.

The Company devoted significant resources throughout its business operations to avoid potential disruptions from the Year 2000 (Y2K) problem. In 1997, a Y2K Compliance Initiative was established within the Company to address the following areas that could have been impacted by Y2K issues.

    - Business Transaction Systems

    - Plant/Floor/Laboratory Applications & Devices

    - Computer Network

    - Supply-Chain Partner Compliance Readiness

    - Contingency Planning

Business Transaction Systems--These applications process and handle the Company's day-to-day business transactions and encompass customer order/billing, finished goods inventory, distribution, manufacturing and laboratory support, electronic data interchange (EDI), contract processing, forecasting and vendor managed inventory. Thirteen of the nineteen applications were assessed as Y2K non-compliant; twelve of the non-compliant systems were remediated and deployed and one system retired. In addition, nine system services are provided by third parties (e.g., payroll, employee savings and investment recordkeeping); three of these applications were assessed as Y2K non-compliant and were updated to Y2K compliant systems.

Plant Floor/Laboratory Applications & Devices--From an internal inventory and subsequent audit by outside Y2K consultants, over 3,400 applications and devices installed at the Company's manufacturing, laboratory, distribution and office facilities were identified as possibly having date capabilities or containing embedded systems. All the 187 identified non-compliant applications/devices required for Year 2000 operations were remediated and deployed by year-end 1999.

Computer Network--The Computer Network includes 1,400 PC hardware devices, software, applications and files installed on the Company's network devices and standalone PCs. During 1999, all of the identified 556 non-compliant PCs were remediated and deployed.

Supply-Chain Partner Compliance Readiness--To continue business activities with the Company's trading partners (i.e., customers, suppliers, payers, financial institutions, etc.), all entities that comprise the Company's supply-chain must be Y2K compliant. The Company contacted its suppliers, customers and other parties to determine their "state of readiness" for Y2K compliance. The Company received compliance readiness statements from all of the Company's top twenty customers (representing approximately 75% of the Company's net revenues) and an additional 445 customers indicating that they would be Y2K compliant by year-end 1999. Also, all of the Company's 72 critical suppliers of active pharmaceutical ingredients used to manufacture products representing over 85% of the Company's gross profit, likewise provided statements that they were or would be Y2K compliant by year-end 1999.

Contingency Planning--The Company's plan included the assessment of Y2K related risks/threats and the preparation of alternative work procedures in the event of possible Y2K disruptions. The sources of risk included information technology
(IT) systems, embedded devices, EDI and external dependencies; potential failures related to the occurrence of these risks included operational disruptions; financial losses, damage to assets, personal safety and legal liabilities. The Company completed the assessment of identifying risks/threats covering individual business processes and implemented contingency plans in 1999.

The estimated $5.0 million of costs incurred through December 1999 associated with Y2K compliance were expensed as incurred.

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

As of December 25, 1999, the Company had $100 million notional amount outstanding in interest rate swaps. These swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 5.41% for the variable LIBOR rate of 5.40% on the Company's debt. Under the terms of the agreements, the swaps were canceled, at no cost to the Company, in February 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, and notes thereto, are presented as set forth below:

                                                                PAGE
SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES                  --------
Report of Independent Certified Public Accountants..........     43

Consolidated Balance Sheets as of December 25, 1999 and
  December 26, 1998.........................................     44

Consolidated Statements of Operations for the years ended
  December 25, 1999, December 26, 1998 and December 27,
  1997......................................................     45

Consolidated Statements of Stockholders' Equity for the
  years ended December 25, 1999, December 26, 1998 and
  December 27, 1997.........................................     46

Consolidated Statements of Cash Flows for the years ended
  December 25, 1999, December 26, 1998 and December 27,
  1997......................................................     47

Consolidated Statements of Comprehensive Income (Loss) for
  the years ended December 25, 1999, December 26, 1998 and
  December 27, 1997.........................................     48

Notes to Consolidated Financial Statements..................     49

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Schein Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Schein Pharmaceutical, Inc. and subsidiaries as of December 26, 1998 and December 25, 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 25, 1999. These consolidated financial statements are the responsibility of the management of Schein Pharmaceutical, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schein Pharmaceutical, Inc. and subsidiaries as of December 26, 1998 and December 25, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 1999 in conformity with generally accepted accounting principles.

BDO Seidman, LLP
New York, New York
February 16, 2000, except for Note 20
  which is as of March 31, 2000

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,821       $    377
  Accounts receivable, less allowance for possible losses of
    $2,200 and $2,486.......................................      61,828         82,498
  Inventories...............................................     128,726        106,351
  Income taxes receivable...................................          --         15,900
  Deferred income taxes.....................................       9,253          8,838
  Other current assets......................................      20,567          6,046
                                                                --------       --------
    Total current assets....................................     224,195        220,010
Property, plant and equipment, net..........................     100,730        112,224
Product rights, licenses and regulatory approvals, net......      51,557        107,769
Other assets................................................      27,019         12,993
                                                                --------       --------
                                                                $403,501       $452,996
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $104,872       $ 99,122
  Income taxes payable......................................       7,511          8,626
  Revolving credit and current maturities of long-term
    debt....................................................     128,631        103,975
                                                                --------       --------
    Total current liabilities...............................     241,014        211,723
Long-term debt, less current maturities.....................      92,738        124,482
Deferred income taxes.......................................       6,780         29,719
Other non-current liabilities...............................       5,851          8,587
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 100,000 authorized shares;
    issued and outstanding 32,943 and 32,499 shares.........         329            325
  Additional paid-in capital................................     101,357         97,176
  Retained earnings (accumulated deficit)...................     (52,931)       (18,543)
  Accumulated other comprehensive income (loss).............      10,597           (473)
  Subscription receivable...................................      (2,234)            --
                                                                --------       --------
    Total stockholders' equity..............................      57,118         78,485
                                                                --------       --------
                                                                $403,501       $452,996
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER SHARE)

                                                                  YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                       1999           1998           1997
                                                   ------------   ------------   ------------
Net revenues.....................................    $477,161      $ 523,229       $490,170
Cost of sales....................................     306,019        349,140        329,761
                                                     --------      ---------       --------
Gross profit.....................................     171,142        174,089        160,409

Costs and expenses:
  Selling, general and administrative............      92,157         87,162         81,809
  Research and development.......................      27,951         29,245         29,387
  Amortization of goodwill and other
    intangibles..................................       6,303          8,754         10,196
  Restructuring charge...........................      86,971        161,200             --
                                                     --------      ---------       --------

Operating income (loss)..........................     (42,240)      (112,272)        39,017
Interest expense, net............................      18,661         20,626         26,578
Other expenses (income), net.....................       1,268         (2,246)        (9,318)
                                                     --------      ---------       --------

Income (loss) before provision (benefit) for
  income taxes and extraordinary item............     (62,169)      (130,652)        21,757
Provision (benefit) for income taxes.............     (27,781)       (14,286)        10,655
                                                     --------      ---------       --------

Income (loss) before extraordinary item..........     (34,388)      (116,366)        11,102
Extraordinary item: loss on early extinguishment
  of debt, net of income tax of $1,144...........          --         (1,660)            --
                                                     --------      ---------       --------

Net income (loss)................................    $(34,388)     $(118,026)      $ 11,102
                                                     ========      =========       ========

Earnings (loss) per share, basic and diluted:
  Income (loss) before extraordinary item........    $  (1.05)     $   (3.72)      $   0.39
  Extraordinary item.............................          --          (0.05)            --
                                                     --------      ---------       --------
  Net income (loss)..............................    $  (1.05)     $   (3.77)      $   0.39
                                                     ========      =========       ========

Weighted average common shares and equivalents:
  Basic..........................................      32,638         31,332         28,693
  Diluted........................................      32,638         31,332         28,755

          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                    ACCUMULATED
                                                                      RETAINED         OTHER
                                    COMMON STOCK       ADDITIONAL     EARNINGS     COMPREHENSIVE
                                 -------------------    PAID-IN     (ACCUMULATED       INCOME
                                  SHARES     AMOUNT     CAPITAL       DEFICIT)         (LOSS)        OTHER
                                 --------   --------   ----------   ------------   --------------   --------
Balance, December 28, 1996.....   28,693      $287      $ 38,592     $  88,381        $ 3,497       $  (777)

Net income.....................       --        --            --        11,102             --            --
Amortization of options issued
  as compensation..............       --        --           (98)           --             --           726
Decline in unrealized gains on
  marketable securities........       --        --            --            --         (2,046)           --
Foreign currency translation
  adjustments..................       --        --            --            --             51            --
                                  ------      ----      --------     ---------        -------       -------
Balance, December 27, 1997.....   28,693       287        38,494        99,483          1,502           (51)

Net loss.......................       --        --            --      (118,026)            --            --
Shares issued in initial public
  offering.....................    3,450        35        52,415            --             --            --
Shares issued upon exercise of
  stock options, including tax
  benefit......................      249         2         5,212            --             --            --
Shares issued to employee stock
  purchase plan................      107         1         1,055            --             --            --
Amortization of options issued
  as compensation..............       --        --            --            --             --            51
Decline in unrealized gains on
  marketable securities........       --        --            --            --         (2,096)           --
Foreign currency translation
  adjustments..................       --        --            --            --            121            --
                                  ------      ----      --------     ---------        -------       -------
Balance, December 26, 1998.....   32,499       325        97,176       (18,543)          (473)           --

Net loss.......................       --        --            --       (34,388)            --            --
Shares issued upon exercise of
  stock options, including tax
  benefit......................       10        --           143            --             --            --
Shares issued to employee stock
  purchase plan................      184         1         1,600            --             --            --
Subscription receivable........      250         3         2,231            --             --        (2,234)
Stock warrants issued..........       --        --           207            --             --            --
Unrealized gains on marketable
  securities...................       --        --            --            --         11,037            --
Foreign currency translation
  adjustments..................       --        --            --            --             33            --
                                  ------      ----      --------     ---------        -------       -------
Balance, December 25, 1999.....   32,943      $329      $101,357     $ (52,931)       $10,597       $(2,234)
                                  ======      ====      ========     =========        =======       =======

          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                        ------------------------------------------
                                                        DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                            1999           1998           1997
                                                        ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)...................................    $(34,388)     $(118,026)     $  11,102
  Adjustments to reconcile net income (loss) to net
    cash flows from operating activities:
    Depreciation and amortization.....................      24,543         24,600         25,474
    Impairment of long-lived assets, due to
      restructuring...................................      63,000        102,280             --
    Inventory write-off, due to restructuring.........      13,953         30,500             --
    Deferred income taxes.............................     (30,228)        (4,896)        (2,676)
    Gain on sale of marketable securities.............        (684)        (4,439)       (12,745)
    Extraordinary item: loss on early extinguishment
      of debt, non-cash...............................          --          2,304             --
    Other.............................................       4,439         (1,282)         3,698
  Changes in operating assets and liabilities:
    Accounts receivable...............................      21,372          6,060        (16,346)
    Inventories.......................................     (38,629)       (17,709)        12,123
    Prepaid expenses and other current assets.........      (9,727)        (2,707)        (1,205)
    Income taxes receivable...........................      15,330        (15,330)            --
    Accounts payable, income taxes payable, accrued
      expenses and other liabilities..................      13,180          6,502         15,450
                                                          --------      ---------      ---------
Net cash provided by operating activities.............      42,161          7,857         34,875
                                                          --------      ---------      ---------
Cash flows from investing activities:
  Capital expenditures................................      (9,766)       (22,381)       (14,446)
  Product rights and licenses.........................     (20,038)       (16,143)          (150)
  International investments...........................      (4,579)        (6,511)          (173)
  Proceeds from the sale of marketable securities.....       2,009          6,607         14,737
  Investment in marketable securities.................      (1,217)            --             --
  Other, net..........................................       3,299           (872)           119
                                                          --------      ---------      ---------
Net cash provided by (used in) investing activities...     (30,292)       (39,300)            87
                                                          --------      ---------      ---------
Cash flows from financing activities:
  Principal payments on, or repayments of, debt.......    (185,501)      (192,208)      (287,090)
  Proceeds from issuance of debt......................     175,332        165,520        255,755
  Net proceeds from initial public offering...........          --         52,450             --
  Proceeds from employee stock purchase plan and
    exercise
    of stock options..................................       1,744          5,367             --
  Increase in other non-current assets................          --           (113)        (4,962)
                                                          --------      ---------      ---------
Net cash provided by (used in) financing activities...      (8,425)        31,016        (36,297)
                                                          --------      ---------      ---------
Net increase (decrease) in cash and cash
  equivalents.........................................       3,444           (427)        (1,335)
Cash and cash equivalents, beginning of year..........         377            804          2,139
                                                          --------      ---------      ---------
Cash and cash equivalents, end of year................    $  3,821      $     377      $     804
                                                          ========      =========      =========
Supplemental cash flow information:
  Taxes paid..........................................    $  2,549      $   9,274      $   7,546
  Interest paid.......................................      18,638         20,317         25,182
  Product rights and licenses acquired with
    liabilities.......................................          --         12,289             --
  Assumption of debt related to international
    investment........................................       3,364             --             --

          See accompanying notes to consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                  YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                       1999           1998           1997
                                                   ------------   ------------   ------------
Net income (loss)................................    $(34,388)     $(118,026)      $11,102
                                                     --------      ---------       -------

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment......          33            121            51
    Unrealized holding gains arising during
      period.....................................      11,444            612         5,537
    Less: reclassification adjustment for gains
      included in net income.....................        (407)        (2,708)       (7,583)
                                                     --------      ---------       -------
Other comprehensive income (loss)................      11,070         (1,975)       (1,995)
                                                     --------      ---------       -------

Comprehensive income (loss)......................    $(23,318)     $(120,001)      $ 9,107
                                                     ========      =========       =======

Components of accumulated other comprehensive income (loss) included in the Company's consolidated balance sheets are as follows:

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
Unrealized gains on marketable securities...................    $11,227         $ 190
Cumulative foreign currency translation adjustment..........       (630)         (663)
                                                                -------         -----
                                                                $10,597         $(473)
                                                                =======         =====

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. This includes restructuring reserves, valuation of long-lived assets, allowances established on net revenues, expense accruals and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

STOCK-BASED COMPENSATION

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company provides pro forma disclosures of net income (loss) and earnings (loss)

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED) per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the assumed exercise of stock options and warrants using the treasury stock method that could potentially dilute earnings (loss) per share. In all periods presented, there were no differences between basic and diluted earnings
(loss) per common share because the assumed exercise of stock options was anti-dilutive or had no effect. The assumed exercise of stock options and warrants could potentially dilute basic earnings per share amounts in the future.

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

PRODUCT RIGHTS, LICENSES, REGULATORY APPROVALS AND GOODWILL

Product rights, licenses and regulatory approvals are amortized primarily on a straight-line basis over the expected profitable and useful lives of the underlying products and manufacturing facilities, generally for periods ranging from 10 to 15 years. Goodwill was being amortized over 20 years on a straight-line basis. Due to impairment losses, the remaining net book value of goodwill was written off in 1998 and a substantial portion of regulatory approvals was written off in 1999 (see Note 18).

DEFERRED LOAN FEES

Costs incurred in connection with debt agreements are capitalized and included in other assets and amortized to interest expense using the effective interest method over the expected term of the related debt.

INVESTMENTS IN MARKETABLE SECURITIES

The Company's available-for-sale marketable securities are carried at fair market value and are included in other assets in the accompanying balance sheets. Unrealized gains are recorded directly to stockholders'

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED) equity, net of applicable income taxes. The Company uses the specific identification method of determining cost in calculating related gains and losses. The Company does not own held-to-maturity or trading securities.

LONG-LIVED ASSETS

Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment exists, the related assets will be written down to fair value. In connection with regulatory matters at the Company's Marsam and Steris facilities, the Company determined that certain long-lived assets were impaired in 1999 and 1998, respectively (see Note 18).

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

In order to manage interest rate exposure, the Company had entered into interest rate swap agreements to exchange variable rate debt into fixed rate debt without the exchange of the underlying principal amounts. Net payments or receipts under the agreements are recorded as adjustments to interest expense.

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

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued SFAS No. 137 which deferred the effective date of adopting SFAS 133 until June 15, 2000. This statement will be adopted in the Company's 2001 fiscal year. While management is still reviewing the statement, it believes the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.

NOTE 2--INVENTORIES

Inventories are summarized as follows:

                                                 DECEMBER 25,   DECEMBER 26,
                                                     1999           1998
                                                 ------------   ------------
                                                       (In thousands)
Finished products..............................    $ 46,421       $ 29,207
Work-in-process................................      31,544         27,574
Raw materials and supplies.....................      50,761         49,570
                                                   --------       --------
                                                   $128,726       $106,351
                                                   ========       ========

NOTE 3--PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

                                     FIXED ASSET    DECEMBER 25,   DECEMBER 26,
                                        LIVES           1999           1998
                                     ------------   ------------   ------------
                                      (In years)          (In thousands)
Land...............................                   $  5,482       $  5,482
Buildings and improvements.........       40            71,924         67,975
Plant and office equipment.........      3-10           96,625        103,213
Construction-in-progress...........                      3,021         11,141
                                                      --------       --------
                                                       177,052        187,811

Less: Accumulated depreciation and
  amortization...................................       76,322         75,587
                                                      --------       --------
                                                      $100,730       $112,224
                                                      ========       ========

Depreciation and amortization expense for property, plant and equipment amounted to $13.0 million, $12.5 million and $11.7 million in 1999, 1998 and 1997 respectively.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 4--INTANGIBLE ASSETS

Product rights, licenses and regulatory approvals, net, consist of the following:

                                                 DECEMBER 25,   DECEMBER 26,
                                                     1999           1998
                                                 ------------   ------------
                                                       (In thousands)
Product rights and licenses....................    $49,810        $ 41,250
Regulatory approvals, products (See Note 18)...      6,400          78,000
Regulatory approvals, facilities (See Note
  18)..........................................      3,400          10,000
                                                   -------        --------
                                                    59,610         129,250
Less: Accumulated amortization.................      8,053          21,481
                                                   -------        --------
                                                   $51,557        $107,769
                                                   =======        ========

NOTE 5--MARKETABLE SECURITIES

Included in other assets in the accompanying consolidated balance sheets are marketable equity securities available for sale consisting of:

                                                 DECEMBER 25,   DECEMBER 26,
                                                     1999           1998
                                                 ------------   ------------
                                                       (In thousands)
Cost...........................................    $ 8,594         $8,724
Gross unrealized gains.........................     18,228            320
                                                   -------         ------
Fair value.....................................    $26,822         $9,044
                                                   =======         ======

Included in other income for 1999, 1998, and 1997 are realized gains of $0.7 million, $4.4 million, and $12.7 million respectively, from the sale of marketable securities.

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

NOTE 6--INVESTMENTS IN INTERNATIONAL AFFILIATES

The Company's international affiliates are jointly owned with subsidiaries of Bayer AG, the parent of Bayer Corporation, a minority investor in the Company. In June 1999, the remaining 50% interest in a United Kingdom joint venture was acquired from Bayer for a $1.2 million note payable and the assumption of current liabilities, including $2.2 million of bank debt. During 1998 and 1997, the Company invested approximately $0.3 million and $0.2 million, respectively, in each of several international pharmaceutical businesses. There were no other investments in international affiliates in 1999. At December 1999, the

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 6--INVESTMENTS IN INTERNATIONAL AFFILIATES (CONTINUED)
Company and Bayer had guaranteed $6.7 million of borrowings of these businesses. These investments are accounted for under the equity method and are included in other assets in the accompanying balance sheets. Equity losses resulting from the Company's investments in international businesses in 1999, 1998 and 1997 are included in other expenses (income), net, in the accompanying statements of operations. In 1999 these jointly owned international businesses (including the United Kingdom joint venture through June 1999) had $14.4 million in sales and had expenses of $16.6 million resulting in a net loss of $2.2 million for the year.

NOTE 7--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Included in accounts payable, which total $68.0 million and $41.2 million, are outstanding checks of approximately $0.3 million and $4.6 million as of December 25, 1999 and December 26, 1998, respectively.

Accrued expenses consist of the following:

                                                 DECEMBER 25,   DECEMBER 26,
                                                     1999           1998
                                                 ------------   ------------
                                                       (In thousands)
Salaries and related expenses..................    $10,598        $16,773
Product rights and licenses....................         --         12,289
Restructuring expenses (see Note 18)...........      1,606          7,232
Profit-sharing expenses........................      5,073          5,242
Other..........................................     19,646         16,337
                                                   -------        -------
                                                   $36,923        $57,873
                                                   =======        =======

NOTE 8--TAXES ON INCOME

Provisions (benefits) for Federal, state and Puerto Rico income taxes consist of the following:

                                                                  YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                       1999           1998           1997
                                                   ------------   ------------   ------------
                                                                 (In thousands)
Current:
  Federal........................................    $    437       $(11,410)      $10,952
  State and Puerto Rico..........................       2,010            876         2,379
                                                     --------       --------       -------
                                                        2,447        (10,534)       13,331
                                                     --------       --------       -------

Deferred:
  Federal........................................     (21,667)        (2,677)       (1,705)
  State and Puerto Rico..........................      (8,561)        (2,219)         (971)
                                                     --------       --------       -------
                                                      (30,228)        (4,896)       (2,676)
                                                     --------       --------       -------
                                                     $(27,781)      $(15,430)      $10,655
                                                     ========       ========       =======

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 8--TAXES ON INCOME (CONTINUED)
Differences between the Federal statutory rate and the Company's effective tax rate are as follows:

                                                                  YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                       1999           1998           1997
                                                   ------------   ------------   ------------
                                                                 (In thousands)
Statutory rate...................................    $(21,760)      $(46,709)      $ 7,615
Amortization / write-off of Marsam goodwill......          --         34,428         1,515
Puerto Rico tax-exempt operations................      (2,303)        (2,622)         (752)
State and Puerto Rico taxes......................      (4,036)        (1,437)        1,642
Equity in net loss of international affiliates...         915            632           494
Other............................................        (597)           278           141
                                                     --------       --------       -------
                                                     $(27,781)      $(15,430)      $10,655
                                                     ========       ========       =======

The Company has a tax grant in Puerto Rico which provides a 90% exclusion from Puerto Rico income tax. The 15 year tax grant began in 1996. The grant benefits are recognized in conjunction with the Company's election to compute its U.S. tax under Internal Revenue Code Section 936 which reduces the tax by an amount based on the Company's operations.

The exercise of stock options resulted in a tax benefit of $0.9 million in 1998, which is reflected as an increase in additional paid-in capital.

Deferred income tax assets and liabilities are classified as current and non-current as follows:

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (In thousands)
Deferred income taxes, current:
  Deferred tax assets.......................................    $  9,253       $  8,838
                                                                --------       --------

Deferred income taxes, non-current:
  Deferred tax assets.......................................      12,982          8,779
  Deferred tax liabilities..................................     (19,762)       (38,498)
                                                                --------       --------
                                                                  (6,780)       (29,719)
                                                                --------       --------
                                                                $  2,473       $(20,881)
                                                                ========       ========

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 8--TAXES ON INCOME (CONTINUED)
Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (In thousands)
Gross deferred tax assets:
  Deferred compensation expenses............................    $  2,760       $  4,397
  Restructuring charges.....................................       3,770          4,061
  Net operating loss carryforwards..........................       6,052          3,801
  Inventory valuation.......................................       7,352          3,461
  Accounts receivable allowances............................         591            134
  Other.....................................................       1,710          1,091
                                                                --------       --------
                                                                  22,235         16,945
                                                                --------       --------

Gross deferred tax liabilities:
  Write-up of acquired assets to fair value.................      (3,518)       (27,471)
  Depreciation and amortization.............................      (9,243)       (10,228)
  Unrealized gains from marketable securities...............      (7,001)          (127)
                                                                --------       --------
                                                                 (19,762)       (37,826)
                                                                --------       --------
                                                                $  2,473       $(20,881)
                                                                ========       ========

The Company has net operating loss carryforwards for federal tax purposes of $4.5 million, as well as various state net operating loss carryforwards, which are available to offset future federal and state taxable income. These carryforwards will expire at various times between 2000 and 2018.

NOTE 9--BORROWINGS

Long-term debt consists of the following:

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (In thousands)
Revolving credit and loan agreement.........................    $166,398       $175,898
Senior floating rate notes..................................      50,000         50,000
Other.......................................................       4,971          2,559
                                                                --------       --------
                                                                 221,369        228,457
Less: Current maturities....................................     128,631        103,975
                                                                --------       --------
                                                                $ 92,738       $124,482
                                                                ========       ========

REVOLVING CREDIT AND LOAN AGREEMENT

In September 1995, the Company entered into a secured revolving credit and loan agreement, as amended (the credit agreement), with a group of banks to provide funds for an acquisition, the repayment of certain of its debt, working capital and general corporate purposes. The credit agreement at December 1999

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 9--BORROWINGS (CONTINUED)
provided a term loan facility of $73.4 million and a revolving credit facility of $100.0 million available through December 2001. The borrowings outstanding under the revolving credit facility were $93.0 million and $75.0 million as of December 25, 1999 and December 26, 1998, respectively. Amounts borrowed under the revolving credit facility are classified as current in the accompanying balance sheets.

The credit agreement contains limitations and restrictions concerning investments, acquisitions, capital expenditures, debt, liens, transactions with affiliates, dividend payments and borrowings. In addition, the agreement requires the Company to maintain minimum net worth levels and certain ratios (as defined therein) of leverage to EBITDA, working capital, interest coverage and fixed charge coverage. Amounts available for dividends as permitted by the credit agreement as of December 25, 1999 were not material. Currently, the Company's credit agreement and its senior floating rate notes contain restrictions on the payment of dividends.

Interest under the credit agreement is payable at least quarterly and, prior to the March 2000 amendment, discussed below, bore interest at a rate equal to the bank's floating base rate plus a premium ranging from 0.50% to 2.00%, or at a rate equal to LIBOR plus a premium ranging from 1.50% to 3.00%, depending upon the type of borrowing and the Company's performance against certain leverage and interest expense ratios. The effective borrowing rate was 8.56% and 7.71% at December 25, 1999 and December 26, 1998, respectively. A commitment fee ranging from 0.25% to 0.50% per annum of the unused daily amount of the total commitment is payable quarterly. Borrowings under the credit agreement are secured by a mortgage on all real property, liens on inventory and receivables and a pledge of subsidiaries' stock. The debt is guaranteed by the Company's domestic subsidiaries.

Due to the 1999 fourth quarter restructuring charge taken at Marsam, the Company was not in compliance with certain financial covenants contained in its revolving credit and loan agreement. In February and March 2000, the Company and the lenders agreed to various amendments to the revolving credit and loan agreement which together: (i) allowed the Company a waiver with respect to such non-compliance, (ii) modified certain financial covenants, including leverage, interest expense coverage, fixed charge and working capital ratios through the end of 2000 and (iii) increased the interest rate on the outstanding loans and fees payable as described below. Based upon its current and expected future level of operations, the Company expects to be able to satisfy the amended financial covenants during the next fiscal year. The amended agreement provides that if the Company obtains at least $40 million of Additional Financing (as defined) by April 30, 2000, the applicable interest rate under the revolving credit and loan agreement will be increased from the current LIBOR + 3.0% to LIBOR + 3.5% until August 31, 2000; then increase to LIBOR + 4.0% until
December 30, 2000; then increase to LIBOR + 4.25% thereafter. If such Additional Financing is not obtained, the applicable interest rate under the revolving credit and loan agreement will be LIBOR + 3.5% through April 30, 2000; LIBOR + 4.0% from May 1, 2000 through August 31, 2000; LIBOR + 4.25% from September 1, 2000 through December 31, 2000, and LIBOR + 4.5% thereafter. Additionally, quarterly fees of 0.25% of the Company's outstanding borrowings under the term loan and the revolving credit commitment are payable on March 31, 2000, September 1, 2000 and December 31, 2000 and, if Additional Financing is not obtained, a fee of 0.5% of the Company's outstanding borrowings under the term loan and revolving credit commitment is due on May 1, 2000.

SENIOR FLOATING RATE NOTES

In December 1997, the Company issued $100.0 million of senior floating rate notes due in 2004, the proceeds of which were used to repay a senior subordinated loan. Interest on the notes is payable quarterly at a rate per annum equal to LIBOR plus 3.0%. The effective borrowing rate was 9.18% and 8.47% at December 25, 1999 and December 26, 1998, respectively.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 9--BORROWINGS (CONTINUED)
In April 1998, the Company consummated an initial public offering and generated net proceeds of $52.5 million. The majority of these proceeds were used to retire $50.0 million of the senior floating rate notes. This resulted in an extraordinary charge of $1.7 million, net of taxes, related to the early extinguishment of debt, which included the write-off of deferred financing fees as well as costs associated with the reacquisition of the notes. Deferred loan fees amortized in 1999, 1998 and 1997 were $1.4 million, $1.9 million and $3.3 million, respectively.

The Company's senior floating rate notes are fully and unconditionally guaranteed jointly and severally by each of the Company's domestic wholly-owned subsidiaries. These subsidiaries sell all of their products to Schein Pharmaceutical, Inc., the parent company. Summarized financial information for these wholly-owned subsidiary guarantors (using the push-down method of accounting) is as follows:

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (In thousands)
Current assets:
  Inventory.................................................    $ 82,306       $ 82,164
  Intercompany receivables..................................      44,022         63,385
  Other current assets......................................       6,866          3,960

Property, plant and equipment, net..........................      96,851        101,139
Product rights, licenses and regulatory approvals, goodwill,
  net and other assets......................................      20,325         69,459

Current liabilities.........................................     179,477        119,591
Deferred income taxes and other liabilities.................       6,420         38,271
Long-term debt (pushed down)................................      92,738        120,000

                                                                  YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                       1999           1998           1997
                                                   ------------   ------------   ------------
                                                                 (In thousands)
Net revenues.....................................    $339,743      $ 433,775       $373,712
Gross profit.....................................      99,070        127,317        100,151
Operating income (loss)..........................     (56,836)      (131,787)        27,193
Net income (loss)................................     (41,084)      (125,877)         7,383

Separate financial statements of the wholly-owned domestic subsidiary guarantors are not presented because management believes they would not be meaningful.

Included in interest expense is interest income in 1999, 1998 and 1997 of $0.6 million, $0.2 million and $0.1 million, respectively.

At December 25, 1999, aggregate required principal payments under all borrowings for the next five years are $35.6 million in 2000, $34.4 million in 2001, $101.3 million in 2002 and $50.0 million in 2004. There are no required principal payments in 2003.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 10--FINANCIAL INSTRUMENTS

In February 1998, the Company entered into interest rate swap agreements with certain finacial institutions. As of December 25, 1999, the Company had $100 million notional amount of these interest rate swaps outstanding. These swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 5.41% for the variable LIBOR rate of 5.40% on the Company's debt. Under the terms of the agreements, the swaps were canceled, at no cost to the Company, in February 2000.

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

In July 1999, the Company issued warrants to purchase 150,000 unregistered shares of the Company's common stock to a financial services company in consideration for financial advisory services. The term of the warrant is 10 years and exercisable at $12.00 per share. The warrants were valued using a Black Scholes method and totaled $0.5 million; this amount is being expensed over the service term of 15 months.

On November 18, 1999, the Company sold 250,000 shares of its Common Stock to the President of the Company for $8.9375 per share, (an aggregate of $2,234,375), the closing price of the Company's Common Stock on the date of the sale. In consideration for such shares, the President executed a promissory note, payable to the Company and maturing on November 18, 2004, which bears interest at a rate equal to the interest rate on borrowings under the Company's revolving credit and loan agreement. The sale of these securities was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

NOTE 12--COMMITMENTS AND CONTINGENCIES

PRODUCT TECHNOLOGY LICENSING AND DEVELOPMENT

In 1999, the Company entered into several licensing and development agreements. The agreements were for the license, development, and commercialization of products for use in the U.S. and select non-U.S. countries. Under the terms of the agreements, the Company is obligated to pay $14.9 million, dependent on the achievement of certain milestones. In conjunction with these agreements, in 1999 the Company paid and capitalized $1.0 million and paid and expensed
$0.6 million.

In 1998, the Company entered into an agreement covering several products in various stages of development in the areas of oral sustained-release and transdermal products. Under the agreement and its amendments, the Company paid license fees of $7.0 million in 1998 and $8.0 million in 1999. Additionally, the Company may be obligated to pay approximately $3.5 million in additional fees as and when certain milestones are achieved. Certain of these fees may be increased by up to $2.0 million or decreased by up to $0.5 million depending on whether certain other milestones are achieved.

In 1996, the Company entered into a marketing and distribution agreement with a corporation to jointly commercialize Ferrlecit-Registered Trademark- (Ferrlecit), which the Company launched in June 1999. Under the terms of the

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED) agreement, the Company paid product licensing fees and development costs of $12.0 million. Additionally, the Company is obligated to pay royalties on sales of Ferrlecit, and is responsible for continuing certain clinical research for Ferrlecit.

In 1994, the Company entered into a worldwide technology licensing and development agreement with a U.K. based pharmaceutical development company for the development of a portfolio of oral controlled release and transdermal products. Under the terms of the agreement, which was amended in March 2000, the Company is obligated to pay product licensing fees and development costs totaling $30.1 million, dependent on achievement of interim milestones. The Company recognized $2.3 million in development expenses in 1997. No amounts were expended in 1998 and 1999. As a result of the March 2000 amendment, the remaining commitment under the agreement as of March 31, 2000 was $2.5 million, subject to the completion of milestones.

OPERATING LEASES

The Company leases facilities and equipment under operating leases expiring through 2007. Some of the leases have renewal options and most contain provisions for passing through certain incremental costs. At December 25, 1999, future net minimum annual rental payments under noncancelable leases are as follows (in thousands):

2000........................................................  $ 5,992
2001........................................................    5,623
2002........................................................    3,938
2003........................................................    3,485
2004........................................................    3,413
2005-2007...................................................    4,918
                                                              -------
Total minimum lease payments................................  $27,369
                                                              =======

Total rental expense for the years ended 1999, 1998 and 1997 was approximately $5.0 million, $5.8 million and $5.6 million, respectively.

CONSULTING AGREEMENT

The Company had a series of agreements (collectively, the Consulting Agreement) with a patent attorney (the Consultant) that are now terminated. The Consulting Agreement generally provided that if a challenge based on an opinion of the Consultant resulted in either a favorable judicial determination which enabled the Company to market a generic version of the product or in a settlement, the Company would pay the Consultant one half of the adjusted gross profit (as defined) from its sales of the generic versions of the patented product (until the date on which the patent would normally have expired) or one half of the proceeds of any settlement. Under the Consulting Agreement, the Consultant, together with the Company, identified certain patents on branded pharmaceutical products susceptible to a challenge and the Consultant acted as counsel to the Company in those instances where it decided to proceed with a patent challenge.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)
In 1994, the Company settled two such patent challenges. The first settlement resulted in a series of cash payments to the Company. Included in net revenues are settlement revenues $30.0 million and $25.0 million in 1998 and 1997, respectively. Pursuant to the settlement, the Company paid profit sharing expenses to the Consultant amounting to $15.0 million and $12.5 million in 1998 and 1997, respectively. Such amounts are included in cost of sales. No amounts were received or paid in 1999.

The second settlement involved a license grant to the Company to begin manufacturing and marketing a product which was the subject of the patent challenge. Sales of such product commenced in 1996. In connection with the license grant, profit sharing expenses amounted to $4.4 million and $14.5 million in 1998 and 1997, respectively. Profit sharing expenses are included in cost of sales. No amounts were received or paid in 1999.

LITIGATION

In September and October 1998, following the commencement of the seizure action by the FDA against Steris on September 10, 1998, a number of substantially similar class action complaints asserting claims under the federal securities laws were filed in federal Court in the District of New Jersey against the Company and certain of its officers and directors. On December 21, 1998, the court entered an order consolidating the actions, appointing lead plaintiffs and approving selection of lead and liaison counsel. On or about March 29, 1999, lead plaintiffs filed a consolidated and amended class action complaint (the Complaint), naming as defendants the Company, its directors at the time of the Company's April 9, 1998 initial public offering (the Offering), and three of the underwriters of the Offering. Plaintiffs purport to sue on behalf of a class of persons who purchased shares of the Company's common stock pursuant or traceable to the Offering during the period from April 9, 1998 through September 28, 1998. They allege that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 by making misrepresentations and omissions of material facts in connection with the Offering and in the registration statement and prospectus issued pursuant to the Offering and in statements made immediately following the FDA seizure action on September 10, 1998. Plaintiffs allege, among other things, that defendants failed to disclose or misrepresented facts concerning the status of the Company's internal controls and ability to comply with government regulations relating to its manufacturing activities, including the status of the Company's corrective actions at the Steris facility and the effect of the FDA enforcement action on the Company's operations. Plaintiffs on behalf of the purported class seek damages, recision and/or recisionary damages. In May 1999, the Company and the other defendants in this action filed a motion to dismiss the Complaint. In March 2000, and prior to any decision on the motion to dismiss, plaintiffs and defendants entered into a Memorandum of Understanding
(MOU) to settle the actions. The MOU provides for, among other things, the certification of the class, for purposes of the settlement, and the taking of additional discovery by plaintiffs appropriate and necessary to confirm the fairness and reasonableness of the contemplated settlement. The MOU also contemplates the execution of an appropriate Stipulation of Settlement and other related documentation. In addition, the settlement can become effective only upon notice to the proposed class and a hearing and approval by the Court. The Company does not believe that, if approved, the contemplated settlement, which is expected to be funded through insurance proceeds, will have a material adverse effect upon its results of operations or financial condition.

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorneys fees to the patent holder and its licensee, and on

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)
June 22, 1999 the court fixed the fees at $2.0 million. On July 28, 1999, the Company filed an appeal of this matter which is currently pending before the appeals court.

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

In November, 1999, the Company was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a QUI TAM action brought in 1995 under the U.S. False Claims Act currently pending in the Federal District Court for the Southern District of Florida. As of
March 31, 2000, the Company has not been served in this action. A QUI TAM action is a lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. The Department of Justice has not yet decided whether to intervene in the matter. Pursuant to applicable federal law, the QUI TAM action is under seal and no details are available concerning the name of the plaintiff, the various theories of liability or the amount of damages sought from any of the defendants. Based on industry information, the Company believes that the matter relates to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. Because detailed allegations have not been revealed to the Company by the Justice Department, management does not have any basis on which to determine the Company's liability, if any, in connection with the lawsuit or the likely amount of any such liability, or whether any resolution of the lawsuit would be likely to have a material adverse affect on the Company's financial position, results of operations or liquidity.

In addition, the Company is a defendant in several product liability cases. These cases are typical for a company in the pharmaceutical industry. The Company also is involved in other proceedings and claims of various types. Management presently believes that the disposition of all such known product liability and other proceedings and claims (except for the matter set forth immediately above for which it is too early to assess liability), individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 13--EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

Under the Company's 1993 Stock Option Plan, 1995 Non-Employee Director Stock Option Plan, 1997 Stock Option Plan and 1999 Stock Option Plan, the Company may grant non-qualified and incentive stock options to certain officers, employees and directors. The options expire ten years from the date of grant. Generally the options may be exercised subject to continued service (up to five years) and certain other conditions. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. The Company may grant an aggregate of 9,259,190 shares under the plans. The Company does not intend to issue 222,810 shares available for issuance under the 1993 Stock Option Plan.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 13--EMPLOYEE BENEFIT PLANS (CONTINUED)
The following table summarizes information about stock options outstanding at December 25, 1999:

                                            OPTIONS OUTSTANDING
                                   -------------------------------------    OPTIONS EXERCISABLE
                                                   WEIGHTED                ----------------------
                                                   AVERAGE      WEIGHTED                 WEIGHTED
                                                  REMAINING     AVERAGE                  AVERAGE
                                     NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
                                   OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
                                   -----------   ------------   --------   -----------   --------
Exercise prices:
$8.88--$9.52.....................     416,265        7.1         $ 9.23       190,172     $ 9.52
$12.13--$14.29...................   2,369,192        8.5          13.45       906,123      13.98
$15.19--$16.31...................      53,082        9.4          15.91            --         --
$17.00...........................   1,581,935        6.9          17.00       978,928      17.00
$19.05...........................   1,038,765        4.6          19.05     1,019,970      19.05
$26.19--$29.25...................       9,452        8.5          28.40         3,151      28.40
                                    ---------                               ---------
                                    5,468,691        7.0         $15.27     3,098,344     $16.52
                                    =========                               =========

Transactions under the stock option plans and individual non-qualified options not under the plans are summarized as follows:

                                                          YEARS ENDED
                               ------------------------------------------------------------------
                                DECEMBER 25, 1999      DECEMBER 26, 1998      DECEMBER 27, 1997
                               --------------------   --------------------   --------------------
                                           WEIGHTED               WEIGHTED               WEIGHTED
                                           AVERAGE                AVERAGE                AVERAGE
                                           EXERCISE               EXERCISE               EXERCISE
                                SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                               ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.......................  4,782,344    $16.06    3,123,435    $17.36    2,521,575    $18.31
Granted......................  1,051,944     11.66    2,063,485     14.75      887,145     14.29
Exercised....................    (10,171)    14.02     (248,626)    17.35           --        --
Canceled.....................   (355,426)    15.62     (155,950)    18.14     (285,285)    16.67
                               ---------              ---------              ---------
Outstanding at end of year...  5,468,691    $15.27    4,782,344    $16.06    3,123,435    $17.36
                               =========              =========              =========

Options exercisable at
  year-end...................  3,098,344    $16.52    2,651,818    $16.57    1,917,405    $18.11

Options available for
  grant......................  3,790,499              1,076,656              2,735,565

Under the accounting provisions of SFAS No. 123, the Company's pro-forma net income (loss) and earnings (loss) per share would have been:

                                                            YEARS ENDED
                                     ---------------------------------------------------------
                                     DECEMBER 25, 1999   DECEMBER 26, 1998   DECEMBER 27, 1997
                                     -----------------   -----------------   -----------------
                                              (In thousands, except per share amount)
Net income (loss)..................      $(37,775)           $(123,265)           $7,402
Net income (loss) per share:
  Basic and diluted................      $  (1.16)           $   (3.93)           $ 0.26

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 13--EMPLOYEE BENEFIT PLANS (CONTINUED)
The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

                                                                  YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                       1999           1998           1997
                                                   ------------   ------------   ------------
Dividend yield...................................        0%             0%             0%
Expected volatility..............................       46%            29%            24%
Risk-free interest rate..........................      5.8%           5.6%          6%-7%
Expected life--years.............................        10             10             10
Discount for marketability.......................        0%             0%            25%
Weighted average fair value of options granted...     $6.88          $7.85          $6.26

EMPLOYEE STOCK PURCHASE PLAN

The Company has an employee stock purchase plan to offer employees an incentive to acquire an ownership interest in the Company. The plan permits eligible employees to purchase, through payroll deductions, an aggregate of 500,000 shares of common stock at approximately 85% of the fair market value of such shares. Under the plan, share purchases were 183,857 and 106,644 for the years ended 1999 and 1998, respectively.

OTHER

In order to reduce the costs of employee turnover, in early 2000 the Company instituted an employee retention program for all non-management employees. The program is expected to result in expenses of approximately $6.5 million and $10.0 million for the years ended 2000 and 2001, respectively. The Company also has management employment contracts which provide for certain severance and other benefits in the event of most involuntary terminations, including enhanced benefits after a change in control of the Company (as defined).

The Company maintains a defined contribution retirement plan under which discretionary contributions to the plan by the Company vest to employees over five years. Additionally, employees are permitted to make pre-tax contributions to the plan with the Company making matching contributions. The contributions, which were charged to operations, amounted to approximately $1.8 million, $5.9 million and $4.6 million for the years ended 1999, 1998 and 1997, respectively.

The Company has entered into deferred compensation agreements with certain officers of the Company. As of December 1999, future obligations under these agreements were approximately $4.4 million, assuming the officers remain with the Company over the remaining vesting periods of one to four years. These agreements provide for accelerated vesting if there is a change in control of the Company and under certain other conditions. The Company expensed
$1.0 million, $1.3 million and $0.8 million in the fiscal years ended 1999, 1998 and 1997, respectively, in connection with these agreements.

The Company established an unfunded supplemental retirement program for its CEO during 1994. The estimated obligation of $2.2 million and $5.3 million, as of December 25, 1999 and December 26, 1998, respectively, is included in other liabilities.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 14--SETTLEMENT AND PRODUCT RIGHTS REVENUES

Included in net revenues in 1999 and 1998 are $26.8 million and $30.0 million, respectively, of settlement and product rights revenues. In 1999, the Company recognized $13.5 million of product rights revenue for the sale of rights to certain otic and ophthalmic products from the Company's Steris facility and $13.3 million of revenues relating to settlement of litigation relating to the development of a product. In 1998, the Company recognized $30.0 million of revenues that relate to the final payment of a patent settlement (See Note 12).

NOTE 15--OTHER EXPENSES (INCOME), NET

                                                                  YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                       1999           1998           1997
                                                   ------------   ------------   ------------
                                                                 (In thousands)

Equity in loss of unconsolidated international
  ventures.......................................    $ 1,079        $ 1,872        $ 3,372
Gain on sales of marketable securities...........       (684)        (4,439)       (12,745)
Other............................................        873            321             55
                                                     -------        -------        -------
                                                     $ 1,268        $(2,246)       $(9,318)
                                                     =======        =======        =======

NOTE 16--RELATED PARTY TRANSACTIONS

Under certain co-promotion agreements for its branded products with Bayer Corporation, a minority investor in the Company, the Company shared with Bayer Corporation financial results in excess of specified threshold amounts, in exchange for promotional support. Included in selling, general and administrative expenses are selling expenses under the agreements of approximately $2.0 million, $3.0 million and $4.2 million 1999, 1998 and 1997, respectively. Included in accrued expenses as of December 25, 1999 and December 26, 1998 are approximately $0.3 million and $0.8 million, respectively, under these agreements.

In the ordinary course of business, the Company sells pharmaceutical products to affiliates for distribution to their customers. Net sales to the affiliates were $3.4 million, $8.6 million and $12.8 million in fiscal 1999, 1998 and 1997, respectively. Included in accounts receivable at December 25, 1999 and December 26, 1998 are amounts due from the affiliates for sale of products of approximately $1.6 million and $5.3 million, respectively.

In June 1999, the remaining 50% interest in a United Kingdom joint venture was acquired from Bayer for a $1.2 million note payable and the assumption of current liabilities including $2.2 million of bank debt.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 17--MAJOR CUSTOMERS AND PRODUCT

The following customers are nationwide wholesalers through whom the majority of the Company's products are distributed to the retail, institutional and managed care markets (amounts as a percentage of net product sales):

                                                                 MAJOR CUSTOMERS
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
Customer A..............................................    22%        22%        19%
Customer B..............................................    17%        14%        18%
Customer C..............................................    12%        14%        10%

One product, INFeD, generated 27%, 19%, and 21% of net revenues for 1999, 1998 and 1997, respectively.

NOTE 18--REGULATORY MATTERS AND RESTRUCTURING CHARGES

MARSAM FACILITY

On July 29, 1999, the FDA concluded an inspection of the Company's Marsam sterile manufacturing facility, located in Cherry Hill, N.J. At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in current good manufacturing practices. During the inspection, Marsam initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. In September, 1999 Marsam submitted its response to the FDA's inspectional observations, together with its proposed corrective action plan (Marsam Corrective Action Plan). A corrective action plan is a systematic approach to assure that processes, quality assurance and quality control programs, validation programs, employee training, and management controls comply with cGMP regulations. The Marsam Corrective Action Plan contemplates resumption of manufacturing on a product-by-product basis. On March 3, 2000 Marsam received a Warning Letter from the FDA relating to the observations made during the inspection. This FDA Warning Letter also acknowledged the commitments the Company made under the Marsam Corrective Action Plan. The Company has confirmed with the FDA in meetings with FDA representatives its approach to addressing current cGMP deficiencies at Marsam on a voluntary basis. The Company does not expect Marsam will be subject to further regulatory enforcement action related to the 1999 inspection. Marsam is currently ineligible to receive new product approvals, and the Company cannot predict when Marsam will resume manufacturing specific products.

Following its suspension of operations at the Marsam facility, the Company re-evaluated its sterile business and its assessment of the time and costs required to reintroduce products. As a result, the Company has modified its overall business plans to more aggressively reduce operating costs. These measures included, among other things, a reduction in the Company's workforce, and dividing Marsam's product line into products it will seek to manufacture upon completion of the Marsam Corrective Action Plan, and those products it has decided not to manufacture. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of the Company's gross profits over the four quarters preceding the suspension of shipment of its products.

The Company intends to reactivate its penicillin operations as part of the first phase of a plan to bring its Marsam facility back to operation. Pending resumption of manufacturing at Marsam, the Company expects to reintroduce Penicillin G-Potassium during the second quarter of 2000 supplied by third party under a contract manufacturing agreement.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 18--REGULATORY MATTERS AND RESTRUCTURING CHARGES (CONTINUED)
As a result of the actions discussed above, in 1999 the Company recorded a restructuring charge of approximately $87.0 million, or $52.2 million net of tax benefit. Costs of restructuring consist largely of costs incurred at the Marsam facility and relate to the impairment of intangible assets, product recalls, inventory write-offs and severance. Recall costs and inventory write-offs are those costs that the Company incurred related to the Marsam Corrective Action Plan.

STERIS FACILITY

On September 10, 1998, the U.S., on behalf of the FDA, based on actions it filed in Federal court in the Southern District of New York on September 9, 1998 and the District of Arizona on September 10, 1998 initiated seizures of drugs and drug related products manufactured by the Company's Steris facility. The actions alleged certain instances in which the Steris facility, located in Phoenix, Arizona, was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris manufactured products.

On October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent agreement with the FDA (the Consent Agreement). Under the terms of the Consent Agreement, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The Consent Agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and corrective action plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. Steris has submitted to the FDA the corrective action plan provided for under the Consent Agreement (Steris Corrective Action
Plan) and is implementing the Steris Corrective Action Plan.

As a result of the Consent Agreement, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures under the Consent Agreement, products that it will seek to manufacture once it satisfies all conditions under the Consent Agreement and products it has decided not to manufacture in the near term. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from the Company or that are particularly significant to the Company.

In October, 1998 the Company resumed commercial distribution of INFeD, its branded injectable iron product, from existing inventory. In the second quarter of 1999, the Company began distribution of newly manufactured lots of INFeD under the Consent Agreement and in the fourth quarter of 1999, the Company resumed the manufacture of one other product deemed medically necessary under the expedited certification procedures in the Consent Agreement. In March 2000, the Company resumed the manufacture and commercial distribution of vecuronium under the expedited certification procedures provided in the Consent Agreement. Newly manufactured products must undergo certification by independent experts and review by the FDA prior to commercial distribution.

On February 11, 2000 the FDA concluded an inspection at Steris. The Company believes that the results of that inspection confirm that the Company is complying with the requirements of the Steris Corrective Action Plan. Steris is currently ineligible to receive new product approvals, and the Company cannot predict when Steris will resume manufacturing additional products.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 18--REGULATORY MATTERS AND RESTRUCTURING CHARGES (CONTINUED)
Steris accounted for approximately 40% of the Company's net sales and 50% of its gross profits for the first six months of 1998. The Steris products that the Company has decided not to manufacture contributed approximately $65 million in revenue in the 12-month period ended June 1998. The Company recorded a restructuring charge in 1998 of $161.2 million pretax, or $135.0 million, net of tax benefit, relating to the effects of the Consent Agreement.

There can be no assurance that the FDA will determine that the Company has adequately corrected the deficiencies at its operating sites, that subsequent inspectional observations will not result in additional deficiencies, that approval of any of the pending or subsequently submitted ANDAs by the Company will be granted or that the FDA will not seek to impose additional sanctions against the Company or any of its subsidiaries. The range of possible sanctions includes FDA issuance of adverse publicity, product recalls or seizures, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on the Company's business. Additionally, significant delays in the review or approval of applications for new products or in complying with the requirements of the Marsam Corrective Action Plan, the Steris Corrective Action Plan or the Consent Agreement could have a material adverse effect on the Company's business, results of operation and financial condition.

RESTRUCTURING CHARGES--1999 AND 1998

As a result of the regulatory matters at the Company's sterile dosage facilities, the Company recorded a restructuring charge of $52.2 million, net of tax benefit, in 1999, and $135.0 million, net of tax benefit, in 1998. The details of the restructuring charges are as follows:

                                                                      YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
                                                                     (in millions)
Costs of restructuring:
  Recalls and related expenses..............................     $  8.9        $   2.0
  Severance and related costs...............................        1.1            5.4
  Regulatory and compliance related costs...................         --           12.7
  Temporary manufacturing shutdown costs....................         --            5.3
  Other costs and expenses..................................         --            3.0
                                                                 ------        -------
                                                                   10.0           28.4
                                                                 ------        -------
Asset impairments:
  Intangible asset impairement..............................       54.6             --
  Goodwill impairment.......................................         --           95.5
  Inventory write-off.......................................       14.0           30.5
  Fixed asset impairment....................................        8.4            6.8
                                                                 ------        -------
                                                                   77.0          132.8
                                                                 ------        -------
        Total charges and impairment........................       87.0          161.2
        Income tax benefit..................................      (34.8)         (26.2)
                                                                 ------        -------
                                                                 $ 52.2        $ 135.0
                                                                 ======        =======

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 18--REGULATORY MATTERS AND RESTRUCTURING CHARGES (CONTINUED)
RESTRUCTURING CHARGE 1999--MARSAM

Costs of restructuring consist largely of costs incurred at the Marsam facility and relate to the impairment of intangible assets, product recalls, inventory write-offs and severance. Recall costs and inventory write-offs are those costs that the Company incurred related to the Marsam Corrective Action Plan. As of December 25, 1999, $76.5 million of costs have been charged against the restructuring reserve of $87.0 million established in 1999.

The inventory write-off was determined based upon the Marsam Corrective Action Plan that requires the Company to destroy certain finished goods and work-in-process inventories. Additionally, valuation adjustments were recorded for raw materials and supplies associated with products that the Company no longer expects to market. Fixed asset impairments were recorded for plant and equipment at the Marsam facility that is not expected to be utilized in production.

The intangible asset impairment was recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In 1995, the Company acquired Marsam, a manufacturer and marketer of generic injectable products for the institutional market. As a result of the Marsam Corrective Action Plan and the decision not to manufacture a number of Marsam products, the Company re-evaluated the carrying value of the intangible assets. Based upon an evaluation of projected non-discounted operating cash flows for continuing products, management determined there was an impairment. Fair value was then determined based upon discounted operating cash flows (using a discount rate of 12%). Based on this analysis, the related intangible assets were written down to their fair value.

RESTRUCTURING CHARGE 1998--STERIS

Costs of restructuring consist largely of costs incurred at the Steris facility and, to a lesser extent, costs of closing one of the Company's distribution centers and other steps taken by the Company to reduce its ongoing operating costs, including workforce reductions. Regulatory and compliance related costs consist primarily of costs related to products the Company will recondition and validation testing of products in the market as required by the Consent Agreement. Temporary manufacturing shutdown costs are the idle plant costs of the Steris facility. Severance costs relate to reductions in workforce costs at the Steris facility, the closed distribution center, and in the institutional sales and marketing organization. Workforce reductions in 1998 totaled approximately 370 individuals. Recalls and related expenses and other costs and expenses are those costs that the Company estimates will be incurred related to the Consent Agreement. As of December 25, 1999, $27.5 million had been charged against the restructuring reserve of $28.4 million established in 1998.

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

The goodwill impairment was recorded in accordance with SFAS 121. In connection with the 1995 acquisition of Marsam, which, like Steris, was a manufacturer and marketer of generic injectable products for the institutional market, the Company subsequently combined the two organizations' sales and marketing forces with a goal of leveraging the combined product lines. Additionally, other functions were

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 18--REGULATORY MATTERS AND RESTRUCTURING CHARGES (CONTINUED) combined, including manufacturing and research and development activities. As a result of the Consent Agreement and the decision not to manufacture a significant number of Steris products, the Company's opportunities in and approach to the institutional market place were re-evaluated. As part of this re-evaluation, management reviewed the carrying value of the goodwill. Based upon an evaluation of projected non-discounted operating cash flows, management determined there was an impairment to goodwill. Fair value was then determined based upon discounted operating cash flows (using a discount rate of 9%). Based on this analysis, the goodwill amount was written off since it was deemed to have no remaining value. The activity in these restructuring reserves during 1999 and 1998 is as follows (in millions):

                                                      BALANCE AT
                                                      BEGINNING                                END
                                                      OF PERIOD    ADDITIONS   DEDUCTIONS   OF PERIOD
                                                      ----------   ---------   ----------   ---------
Restructuring Reserves--1999:
  Inventory and other--Marsam.......................    $  --        87.0         (76.5)      $10.5
  Inventory and other--Steris.......................     32.4          --         (31.5)        0.9
                                                        -----        ----        ------       -----
                                                        $32.4        87.0        (108.0)      $11.4(1)
                                                        =====        ====        ======       =====
Restructuring Reserves--1998:
  Inventory and other--Steris.......................    $  --        65.7         (33.3)      $32.4(2)
                                                        =====        ====        ======       =====

(1) Included in the 1999 restructuring reserve is $1.6 million classified as accrued expenses (See Note 7).

(2) Included in the 1998 restructuring reserve is $7.2 million classified as accrued expenses (See Note 7).

NOTE 19--QUARTERLY DATA (UNAUDITED)

A summary of the quarterly results of operations is as follows:

                                                      FOURTH      THIRD      SECOND     FIRST
1999                                                  QUARTER    QUARTER    QUARTER    QUARTER
----                                                 ---------   --------   --------   --------
                                                       (In thousands, except per share data)
Net revenues.......................................  $ 110,077   $125,817   $135,404   $105,863
Gross profit.......................................     32,169     49,581     53,109     36,283
Operating income (loss)............................    (75,654)    12,083     12,712      8,619
Net income (loss)..................................    (45,722)     4,283      4,827      2,224
Earnings (loss) per share, basic and diluted.......  $   (1.40)  $   0.13   $   0.15   $    .07

Due to the year end strategic revaluation and decision regarding the Company's sterile business, the Company recorded a $87.0 million, ($52.2 million net of taxes) restructuring charge. To conform to the annual presentation, certain amounts recorded in the second and third quarter are reclassified as restructuring charges. Charges to net revenues amounting to $4.5 million and $1.9 million in the second and third quarter, respectively, were reclassified to restructuring costs. Additionally, inventory write-offs amounting to $5.0 million and $4.0 million in the second and third quarter, respectively, were reclassified to restructuring costs. As a result of these reclassifications, gross profits were increased by $9.5 million and $5.9 million in the second and third quarter, respectively. There was no change to reported operating income or net income. In addition, certain estimated incentive based employee benefit accruals, amounting

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES

NOTE 19--QUARTERLY DATA (UNAUDITED) (CONTINUED) to $4.5 million and provided for in the current and prior years, were adjusted and reduced in the fourth quarter in conjunction with year end results.

                                                      FOURTH       THIRD      SECOND     FIRST
1998                                                  QUARTER     QUARTER    QUARTER    QUARTER
----                                                 ---------   ---------   --------   --------
                                                        (In thousands, except per share data)
Net revenues.......................................  $ 121,655   $ 116,922   $137,974   $146,678
Gross profit.......................................     37,198      38,853     46,153     51,885
Operating income (loss)............................      2,890    (150,032)    14,278     20,592
Income (loss) before extraordinary item............     (1,111)   (130,820)     6,443      9,122
Net income (loss)..................................     (1,111)   (130,820)     4,783      9,122

Earnings (loss) per share, basic and diluted:
  Income (loss) before extraordinary item..........  $   (0.03)  $   (4.04)  $   0.20   $   0.32
  Net income (loss)................................  $   (0.03)  $   (4.04)  $   0.15   $   0.32

In 1998, the annual results included a provision for a restructuring charge of $161.2 million ($135.0 million net of taxes). Of this amount, $156.6 was recorded in the third quarter ($132.4 million net of taxes), and $4.6 million was recorded in the fourth quarter ($2.6 million net of taxes).

NOTE 20--SUBSEQUENT EVENTS

In January 2000, the Company announced that it had retained financial advisors to explore strategic alternatives to enhance the value of its business, including the possible sale of all or part of the business. As of March 2000, that process was still ongoing, and the Company cannot predict the timing or the outcome of this process.

In February 2000, the Company reduced its workforce by approximately 16% as part of an evaluation of its sterile business plan and to reduce operating costs. As a result, the Company expects to incur a charge of approximately $3.5 million in the first quarter of 2000.

In March 2000, the Company entered into a Memorandum of Understanding to settle certain class action shareholder litigations (See Note 12).

In February and March 2000, the Company and the lenders under its revolving credit and loan agreement agreed to various amendments which together:
(i) allowed the Company a waiver with respect to such non-compliance,
(ii) modified certain financial covenants, including leverage, interest expense coverage, fixed charge and working capital ratios through the end of 2000 and
(iii) increased the interest rate on the outstanding loans and fees payable. (See Note 9.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 25, 1999, there have been no changes in the independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to the section entitled "Restructuring Agreements" and "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. List of Financial Statements
     See Item 8 hereto.

   2. Financial Statement Schedules

           The following financial statement schedule of the Company included herein on pages 75 and 76 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included on pages 42 through 71 of this Form 10-K.

                                                                            Page
                                                                          --------
            Report of Independent Certified Public Accountants on
            Supplemental Schedule to the Consolidated Financial
            Statements..................................................     78

            Schedule II--Valuation and Qualifying Accounts..............     79

            All other schedules for the Company are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

   3. Exhibits

       Exhibit
       Number             Note     Description
---------------------   --------   -----------
 3.1                               (Intentionally Omitted)
 3.2                               (Intentionally Omitted)
 3.3                    (1)        Restated Certificate of Incorporation of the Company adopted by the Company on March 6, 1998.
 3.4                    (1)        Amended and Restated By-Laws of the Company adopted by the
                                   Company on March 6, 1998.
 4.1                    (2)        Amended and Restated Credit Agreement, dated as of November
                                   6, 1998, amending and restating the Credit Agreement dated as of September 5, 1995 among the Company, the Lenders (as defined therein), and Chemical Bank as Issuing Bank,
                                   Administrative Agent and as Collateral Agent for the
                                   Lenders.
 4.2                               (Intentionally Omitted)
 4.3                    (1)        Senior Subordinated Loan Agreement dated as of December 20,
                                   1996 among the Company, the Lenders (as defined therein) and
                                   Societe Generale as Administrative Agent.
 4.4                    (1)        Offering Memorandum, dated December 19, 1997, with respect to the Company's $100,000,000 Senior Floating Rate Notes Due
                                   2004.
 4.5                    (6)        Waiver and First Amendment, dated as of February 7, 2000, to the Amended and Restated Credit Agreement dated as of
                                   November 6, 1998 among the Company, the Lenders Party and
                                   The Chase Manhattan Bank.
 4.6                    (6)        First Amendment and Consent, dated as of March 15, 2000, to the Waiver and First Amendment dated as of February 7, 2000 of the Amended and Restated Credit Agreement dated as of
                                   November 6, 1998 among the Company, the Lenders Party and
                                   The Chase Manhattan Bank.

       Exhibit
       Number             Note     Description
---------------------   --------   -----------
 4.7                    (6)        Second Amendment, dated as of March 24, 2000, to the Waiver and First Amendment dated as of February 7, 2000, as amended by the First Amendment and Consent dated as of March 15,
                                   2000 of the Amended and Restated Credit Agreement dated as of November 6, 1998, as amended by the Waiver, among the
                                   Company, the Lenders Party and The Chase Manhattan Bank.
 4.8                    (6)        Second Amendment, dated as of March 25, 2000, to the Amended and Restated Credit Agreement dated as of November 6, 1998, as amended by the Waiver and First Amendment dated as of
                                   February 7, 2000 (as amended by the First Amendment and
                                   Consent dated as of March 15, 2000 and the Second Amendment dated as of March 24, 2000), among the Company, the Lenders
                                   Party, and The Chase Manhattan Bank.
 9.1                    (1)        Voting Trust Agreement, dated September 30, 1994, by and
                                   among the Company, Marvin H. Schein, the trust established by Marvin H. Schein under trust agreement dated December 31,
                                   1993, the trust established by Marvin H. Schein under trust agreement dated September 9, 1994, Pamela Schein, the trust established by the Trustees under Article Fourth of the Will of Jacob M. Schein for the benefit of Pamela Schein and her issue under trust agreement dated September 29, 1994, Pamela
                                   Joseph, and the trust established by Pamela Joseph under
                                   trust agreement dated September 28, 1994, and Martin
                                   Sperber, as voting trustee.
10.1                    (1)        Supply Agreement, dated May 1, 1992, between Abbott
                                   Laboratories, and Steris Laboratories, Inc., including
                                   Letter Amendment, dated December 2, 1993, and Letter
                                   Amendment, dated June 9, 1995.
10.2                    (1)        Agreement, dated June 10, 1994, between Steris Laboratories,
                                   Inc., Akzo Pharma International B.V., and Organon Inc.
10.3                               (Intentionally Omitted)
10.4                    (1)        Sublicense, Co-marketing and Supply Agreement, dated
                                   September 30, 1996, between the Company and Makoff R&D
                                   Laboratories, Inc., dated September 30, 1996.
10.5                    (1)        Agreement, dated August 16, 1994, between the Company and
                                   Elan Pharma Ltd. (currently Elan Corporation Plc).
10.6                    (1)        Custom Manufacturing Agreement, dated July 1, 1995, between the Company and Johnson Matthey, Inc.
10.7                               (Intentionally Omitted)
10.8                    (1)        Lease Agreement, dated March 30, 1992, between the Company and Harold Lepler.
10.9                    (1)        Lease Agreement, dated February 16, 1990, between the
                                   Company and Ronald G. Roth.
10.10                   (1)        Memorandum of Lease for Danbury, dated December 1, 1995
                                   between Danbury Pharmacal, Inc. and Albert J. Salame.
10.11                   (1)        Agreement of Lease for Florham Park Corporate Office, dated
                                   April 16, 1993, between the Company and Sammis Morristown
                                   Associates, including First Amendment and Second Amendment thereto.
10.12                              (Intentionally Omitted)
10.13                   (1)(3)     Schein Holdings, Inc. 1993 Stock Option Plan (formerly the
                                   Schein Pharmaceutical, Inc. 1993 Stock Option Plan) dated as of November 5, 1993.
10.14                   (1)(3)     Schein Pharmaceutical, Inc. 1997 Stock Option Plan.

       Exhibit
       Number             Note     Description
---------------------   --------   -----------
10.15                   (1)(3)     Schein Pharmaceutical, Inc. 1995 Non-Employee Director Stock
                                   Option Plan (amended and restated as of August 8, 1996).
10.16                              (Intentionally Omitted)
10.17                              (Intentionally Omitted)
10.18                              (Intentionally Omitted)
10.19                              (Intentionally Omitted)
10.20                   (1)(3)     Employment Agreement, dated September 30, 1994, between the
                                   Company and Martin Sperber.
10.21                   (1)(3)     Option Agreement Pursuant to 1993 Stock Option Plan dated
                                   September 30, 1994 between Schein Holdings, Inc. and Martin
                                   Sperber.
10.22                   (1)(3)     Employment Agreement, dated as of July 28, 1995, between the
                                   Company and Marvin Samson.
10.23                   (1)(3)     Compensation Continuation Agreement, dated October 19, 1991, between the Company and Marvin Samson.
10.24                   (1)        Split Dollar Insurance Agreement, dated March 25, 1991,
                                   between the Company, Michael Samson and Andrew Samson,
                                   Trustees under Indenture of Trust of Marvin Samson.
10.25                              (Intentionally Omitted)
10.26                              (Intentionally Omitted)
10.27                              (Intentionally Omitted)
10.28                              (Intentionally Omitted)
10.29                   (1)        Form of Split Dollar Life Insurance Agreement.
10.30                   (1)        General Shareholders Agreement, dated September 30, 1994, by and among the Company, Bayer Corporation (formerly Miles
                                   Inc.), each of the family shareholders listed as such on
                                   schedule A thereto, each of the other shareholders listed as such on schedule A thereto and Martin Sperber, as trustee
                                   under the Voting Trust Agreement.
10.31                   (1)        Continuing Shareholders Agreement, dated September 30, 1994, by and among the Company and each of the shareholders listed on schedule A thereto.
10.32                   (1)        Heads of Agreement between Company, Bayer Corporation
                                   (formerly Miles Inc.) and Bayer A.G.
10.33                              (Intentionally Omitted)
10.34                   (1)        License and Development Agreement, dated November 30, 1993, between the Company and Ethical Holdings Plc.
10.35                   (1)        License and Development Agreement, dated January 15, 1993, between the Company and Ethical Holdings Limited, including
                                   Amendment, dated November 4, 1994.
10.36                   (1)        Letter Agreement, dated June 23, 1995, between the Company and Ethical Holdings, Inc., including Revised Schedule 5,
                                   effective July 21, 1995.
10.37                   (1)        (Intentionally Omitted)
10.38                   (1)        Multiproduct Technology Transfer, Development and License
                                   Agreement, dated August 30, 1994, between the Company and
                                   Ethical Holdings Plc.
10.39                   (1)        License and Development Agreement, dated March 31, 1994,
                                   between the Company and Ethical Holdings Plc.

       Exhibit
       Number             Note     Description
---------------------   --------   -----------
10.40                              (Intentionally Omitted)
10.41                              (Intentionally Omitted)
10.42                              (Intentionally Omitted)
10.43                              (Intentionally Omitted)
10.44                   (1)        Co-Promotion Agreement, dated August 1, 1994, between the
                                   Company and Bayer Corporation (formerly Miles Inc.),
                                   including Amendment Number 1, dated January 1, 1997,
                                   Amendment Number 2, dated January 1, 1997 and Amendment
                                   No. 3 dated as of January 28, 1998.
10.45                   (1)(3)     Schein Pharmaceutical, Inc. 1998 Employee Stock Purchase
                                   Plan, dated January 28, 1998.
10.46                   (1)        Stock Purchase Agreement, dated February 6, 1998, between
                                   the Company and Cheminor Drugs Limited.
10.47                   (1)        Shareholders Agreement, dated February 6, 1998, between the
                                   Company, Cheminor Drugs Limited and the principal
                                   shareholders of Cheminor Drugs Limited listed on Schedule A.
10.48                   (1)        Strategic Alliance Agreement, dated February 6, 1998, among the Company, Cheminor Drugs Limited, Dr. Reddy's
                                   Laboratories Limited and Reddy-Cheminor, Inc.
10.49                   (1)        Development, License and Supply Agreement, dated March 31,
                                   1998, between the Company and Elan Corporation, Plc.
10.50                   (4)(5)     Amendment Number 4, dated February 11, 1999, to the
                                   Co-Promotion Agreement, dated August 1, 1994, between the
                                   Company and Bayer Corporation.
10.51                   (4)(5)     Amendment, dated February 25, 1999, to the Supply Agreement, dated May 1, 1992, between Abbott Laboratories and Steris
                                   Laboratories, Inc.
10.52                   (4)(5)     Supply Agreement, dated February 25, 1999, between the
                                   Company and Abbott Laboratories.
10.53                   (4)        Amendment No. 1, dated September 4, 1998, to the Development
                                   License and Supply Agreement, dated March 31, 1998, between the Company and Elan Corporation Plc.
10.54                   (4)(5)     Amendment No. 2, dated December 1, 1998, to the Development
                                   License and Supply Agreement, dated March 31, 1998, between the Company and Elan Corporation Plc.
10.55                              (Intentionally Omitted)
10.56                   (3)(4)     Schein Pharmaceutical, Inc. 1995 Non-Employee Director Stock
                                   Option Plan (Amended and Restated as of August 24, 1998).
10.57                   (3)(4)     Schein Pharmaceutical, Inc. 1999 Stock Option Plan.
10.58                   (6)(7)     Co-Promotion Agreement, dated as of July 1, 1999, between
                                   Bayer Corporation and the Company, including Amendment No.
                                   1, dated as of March 1, 2000.
10.59                   (3)(6)     Employment Agreement, dated as of November 18, 1999, between the Company and Dariush Ashrafi, including Amendment Number
                                   1, dated as of December 31, 1999.
10.60                   (3)(6)     Amendment dated as of February 21, 1995 and Amendments Nos.
                                   1-3 to the Employment Agreement, dated September 30, 1994, between the Company and Martin Sperber.

       Exhibit
       Number             Note     Description
---------------------   --------   -----------
10.61                   (3)(6)     Employment Agreement, dated as of January 1, 2000, between the Company and Paul Feuerman.
10.62                   (3)(6)     Employment Agreement, dated as of January 1, 2000, between the Company and Whitney K. Stearns, Jr.
10.63                   (3)(6)     Employment Agreement, dated as of January 1, 2000, between the Company and Paul Kleutghen.
10.64                   (3)(6)     Employment Agreement, dated as of August 1, 1999, between
                                   the Company and Javier Cayado.
10.65                   (3)(6)     Employment Agreement, dated as of December 1, 1999, between the Company and Donald Britt.
10.66                   (3)(6)     Retirement Plan of Schein Pharmaceutical, Inc. and
                                   Affiliates as Amended and Restated as of January 1, 1998,
                                   including Amendments Nos. 1--5.
10.67                   (6)(7)     Amendment Number 3, dated as of May 19, 1999 to Development,
                                   License and Supply Agreement between Elan Corp Plc and the
                                   Company.
10.68                   (6)(7)     Penicillin G Potassium Manufacturing and Supply Agreement,
                                   effective February 15, 2000, between Pfizer Inc. and the
                                   Company.
10.69                   (6)(7)     Amendment, dated February 28, 2000, to the Multiproduct
                                   Technology Transfer Development and License Agreement,
                                   between the Company and Amarin Corporation Plc (formerly
                                   known as Ethical Holdings Plc).
10.70                   (6)(7)     Letter Agreement, dated March 24, 2000, between the Company and Amarin Corporation Plc.
21.1                    (6)        List of Subsidiaries.
23.1                    (6)        Consent of BDO Seidman, LLP.
27.1                    (6)        Financial Data Schedule.

Notes to Exhibits
-----------------
         (1)            Incorporated herein by reference to the exhibit with the
                        corresponding number filed as part of the Company's
                        Registration Statement on Form S-1, dated December 3, 1997, as amended (Registration No. 333-41413).
         (2)            Incorporated herein by reference to Exhibit 99.1 to the
                        Company's Current Report on Form 8-K filed on November 17,
                        1998.
         (3)            Management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 14.
         (4)            Incorporated herein by reference to the exhibit with the
                        corresponding number filed as part of the Company's Annual
                        Report on Form 10-K for the fiscal year ended December 26,
                        1998.
         (5)            Material was omitted from this Exhibit pursuant to a request for confidential treatment, which request was granted on May
                        25, 1999. The omitted material was filed separately with the
                        Securities and Exchange Commission.
         (6)            Filed herewith.
         (7)            Material has been omitted from this Exhibit pursuant to a
                        request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange
                        Commission.

(b) Reports on Form 8-K

None

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Schein Pharmaceutical, Inc.

The audits referred to in our report dated February 16, 2000 (except for Note 20 which is as of March 31, 2000) relating to the consolidated financial statements of Schein Pharmaceutical, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
New York, New York
February 16, 2000, except for Note 20
  which is as of March 31, 2000

                          SCHEIN PHARMACEUTICAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                        BALANCE AT                                       BALANCE AT
                                        BEGINNING                                           END
                                        OF PERIOD    ADDITIONS   DEDUCTIONS    OTHER     OF PERIOD
                                        ----------   ---------   ----------   --------   ----------
Allowance for Doubtful Accounts:
  Year ended December 25, 1999........    $2,486         --        $  (7)       (279)      $2,200
                                          ======       ====        =====        ====       ======
  Year ended December 26, 1998........    $2,260       $467        $(241)         --       $2,486
                                          ======       ====        =====        ====       ======
  Year ended December 27, 1997........    $2,434         --        $(174)         --       $2,260
                                          ======       ====        =====        ====       ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 SCHEIN PHARMACEUTICAL, INC.
                                                                        (Registrant)

                                                       By   /s/ MARTIN SPERBER
                                                            -----------------------------------------
                                                            Martin Sperber
                                                            Chairman of the Board and
                                                            Chief Executive Officer

                                                            April 6, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signature                                   Title                        Date
                   ---------                                   -----                        ----
               /s/ MARTIN SPERBER                 Chairman of the Board, Chief
     --------------------------------------         Executive Officer And Director      April 6, 2000
                 Martin Sperber                     (Principal Executive Officer)

              /s/ DARIUSH ASHRAFI                 President, Chief Operating
     --------------------------------------         Officer And Director                April 6, 2000
                Dariush Ashrafi

               /s/ PAUL FEUERMAN                  Executive Vice President,
     --------------------------------------         Corporate Affairs, General          April 6, 2000
                 Paul Feuerman                      Counsel and Director

                                                  Senior Vice President and Chief
          /s/ WHITNEY K. STEARNS, JR.               Financial Officer (Principal
     --------------------------------------         Financial and Accounting            April 6, 2000
            Whitney K. Stearns, Jr.                 Officer)

              /s/ JOSEPH A. AKERS                 Director
     --------------------------------------                                             April 6, 2000
                Joseph A. Akers

            /s/ RICHARD L. GOLDBERG               Director
     --------------------------------------                                             April 6, 2000
              Richard L. Goldberg

              /s/ HARVEY ROSENTHAL                Director
     --------------------------------------                                             April 6, 2000
                Harvey Rosenthal

          /s/ JUDITH HEMBERGER, Ph.D.             Director
     --------------------------------------                                             April 6, 2000
            Judith Hemberger, Ph.D.