Form 10-Q
period 2000-03-25
SCHEIN PHARMACEUTICAL INC
filed 2000-05-09
CIK 948929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2000

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

Yes |X| No |_|

      The number of shares outstanding of the registrant's common stock as of May 1, 2000 was 33,033,639.

                           SCHEIN PHARMACEUTICAL, INC.
                                      INDEX

Part I.  FINANCIAL INFORMATION

                                                                                               PAGE
       Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 25, 2000 and
                  December 25, 1999                                                              3

                  Condensed Consolidated Statements of Operations for the three months ended
                  March 25, 2000 and March 27, 1999                                              4

                  Condensed Consolidated Statements of Cash Flows for the three months
                  ended March 25, 2000 and March 27, 1999                                        5

                  Consolidated Statements of Comprehensive Income (Loss) for the three
                  months ended March 25, 2000 and March 27, 1999.                                6

                  Notes to Condensed Consolidated Financial Statements                           7

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                       14

       Item 3. Quantitative and Qualitative Disclosures about Market Risk                       19

Part II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                                                20

       Item 6. Exhibits and Reports on Form 8-K                                                 21


SIGNATURES                                                                                      22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                  MARCH 25,   DECEMBER 25,
                                                                    2000         1999
                                                                  ---------    ---------
                                     ASSETS                      (unaudited)
Current assets:
     Cash and cash equivalents                                    $  18,279    $   3,821
     Accounts receivable, less allowance for possible losses of
        $1,740 and $2,200                                            41,560       61,828
     Inventories                                                    125,392      128,726
     Deferred income taxes                                           14,071        9,253
     Other current assets                                            11,306       20,567
                                                                  ---------    ---------
          Total current assets                                      210,608      224,195
Property, plant and equipment, net                                  100,138      100,730
Product rights, licenses and regulatory approvals, net               50,278       51,557
Other assets                                                         20,860       27,019
                                                                  ---------    ---------
                                                                  $ 381,884    $ 403,501
                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                        $  99,183    $ 104,872
     Income taxes payable                                             8,045        7,511
     Revolving credit and current maturities of long-term debt      136,142      128,631
                                                                  ---------    ---------
          Total current liabilities                                 243,370      241,014
Long-term debt, less current maturities                              84,428       92,738
Deferred income taxes                                                 4,402        6,780
Other non-current liabilities                                         4,601        5,851
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 100,000 authorized shares;
        issued and outstanding 32,984 and 32,943 shares                 329          329
     Additional paid-in capital                                     101,817      101,357
     Accumulated deficit                                            (61,853)     (52,931)
     Accumulated other comprehensive income                           7,024       10,597
     Subscription receivable                                         (2,234)      (2,234)
                                                                  ---------    ---------
          Total stockholders' equity                                 45,083       57,118
                                                                  ---------    ---------
                                                                  $ 381,884    $ 403,501
                                                                  =========    =========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)

                                                           THREE MONTHS ENDED
                                                          --------------------
                                                          MARCH 25,   MARCH 27,
                                                            2000        1999
                                                          --------    --------
Net revenues                                              $ 87,898    $105,863
Cost of sales                                               68,782      69,580
                                                          --------    --------

         Gross profit                                       19,116      36,283
Costs and expenses:
         Selling, general and administrative                16,836      20,905
         Research and development                            8,066       5,168
         Amortization of goodwill and other intangibles        334       1,591
         Severance charge                                    3,500        --
                                                          --------    --------

Operating income (loss)                                     (9,620)      8,619
Interest expense, net                                        4,538       4,652
Other expenses, net                                            712         321
                                                          --------    --------

Income (loss) before income taxes                          (14,870)      3,646
Provision (benefit) for income taxes                        (5,948)      1,422
                                                          --------    --------

Net income (loss)                                         $ (8,922)   $  2,224
                                                          ========    ========

Basic and diluted earnings (loss) per share               $  (0.27)   $   0.07
                                                          ========    ========

Weighted average common shares and equivalents              32,962      32,595
                                                          ========    ========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                           MARCH 25,   MARCH 27,
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
   Net income (loss)                                       $ (8,922)   $  2,224
  Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
      Depreciation and amortization                           4,514       5,253
      Deferred income tax benefit                            (4,818)       (597)
      Gain on sale of marketable securities                    --          (356)
      Other                                                     303       1,376
  Changes in operating assets and liabilities:
      Accounts receivable                                    20,728      13,836
      Inventories                                             3,334      (6,391)
      Prepaid expenses and other assets                       9,261       1,202
      Accounts payable, income taxes, accrued expenses
        and other liabilities                                (6,405)      3,813
                                                           --------    --------
Net cash provided by operating activities                    17,995      20,360
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures                                       (2,834)     (1,257)
  Product rights and licenses                                  --       (10,000)
  International investments                                    --        (1,836)
  Other, net                                                   (259)        (11)
                                                           --------    --------
Net cash used in investing activities                        (3,093)    (13,104)
                                                           --------    --------

Cash flows from financing activities:
  Principal payments on, or repayments of, debt             (25,045)    (43,532)
  Proceeds from issuance of debt                             24,246      37,337
  Proceeds from employee stock purchase plan                    355         475
                                                           --------    --------
Net cash used in financing activities                          (444)     (5,720)
                                                           --------    --------

Net increase in cash and cash equivalents                   14, 458       1,536
Cash and cash equivalents, beginning of period                3,821         377
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 18,279    $  1,913
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                   THREE MONTHS ENDED
                                                                  --------------------
                                                                  MARCH 25,   MARCH 27,
                                                                    2000       1999
                                                                  --------    -------
Net income (loss)                                                 $ (8,922)   $ 2,224
                                                                  --------    -------

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment                             (2)       281
    Unrealized holding gains (losses) arising during period         (3,571)     4,589
    Less: reclassification adjustment for gains included in net
       income (loss)                                                  --         (212)
                                                                  --------    -------
Other comprehensive income (loss)                                   (3,573)     4,658
                                                                  --------    -------

Comprehensive income (loss)                                       $(12,495)   $ 6,882
                                                                  ========    =======

Components of accumulated other comprehensive income, included in the Company's consolidated balance sheets, are as follows:

                                                          MARCH 25,    DEC. 25,
                                                            2000         1999
                                                          --------     --------
Unrealized gains on marketable securities                 $  7,656     $ 11,227
Cumulative foreign currency translation adjustment            (632)        (630)
                                                          --------     --------
                                                          $  7,024     $ 10,597
                                                          ========     ========

     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1 -- GENERAL AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying December 25, 1999 condensed consolidated balance sheet was derived from the audited consolidated balance sheet which is included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals and the effects of the 1999 restructuring charge and the 2000 severance charge) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim period ended March 25, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 -- INVENTORIES

Inventories are summarized as follows:

                                                 MARCH 25,       DECEMBER 25,
                                                   2000             1999
                                                 --------         --------
                                                      (In thousands)
Finished products                                $ 50,699         $ 46,421
Work-in-process                                    23,802           31,544
Raw materials and supplies                         50,891           50,761
                                                 --------         --------
                                                 $125,392         $128,726
                                                 ========         ========

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 3 -- BORROWINGS

REVOLVING CREDIT AND LOAN AGREEMENT

Due to the 1999 fourth quarter restructuring charge taken at Marsam, the Company was not in compliance with certain financial covenants contained in its revolving credit and loan agreement. In February and March 2000, the Company and the lenders agreed to various amendments to the revolving credit and loan agreement which modified certain financial covenants, including leverage, interest expense coverage, fixed charge and working capital ratios through the end of 2000 and increased the interest rate on the outstanding loans and fees payable as described below. Under the amended agreement the applicable interest rate is LIBOR + 3.5% through April 30, 2000; LIBOR + 4.0% from May 1, 2000 through August 31, 2000; LIBOR + 4.25% from September 1, 2000 through December 31, 2000, and LIBOR + 4.5% thereafter. A quarterly fee based on the Company's outstanding borrowings under the term loan and the revolving credit commitment of 0.25% was paid on March 31, 2000, and additional fees of 0.25% are payable September 1, 2000 and December 31, 2000. A fee of 0.5% of the Company's outstanding borrowings under the term loan and revolving credit commitment was paid on May 1, 2000.

SENIOR FLOATING RATE NOTES

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

                                                           MARCH 25,   DECEMBER 25,
                                                             2000         1999
                                                           --------     --------
                                                              (In thousands)
Current assets:
         Inventories                                       $ 74,693     $ 82,306
         Intercompany receivables                            27,737       44,022
         Other current assets                                 8,873        6,866

Property, plant and equipment, net                           95,143       96,851
Product rights, licenses and regulatory approvals
          and other assets                                   16,985       20,325

Current liabilities                                         166,842      179,477
Deferred income taxes and other liabilities                   4,920        6,420
Long-term debt (pushed down)                                 84,428       92,738

                                                        THREE MONTHS ENDED
                                                    ---------------------------
                                                    MARCH 25,          MARCH 27,
                                                     2000                1999
                                                    --------           --------
                                                          (In thousands)
Net revenues                                        $ 58,662           $ 88,437
Gross profit                                           8,774             28,810
Operating income (loss)                               (2,992)             6,307
Net income (loss)                                     (4,495)             1,347

NOTE 4 -- REGULATORY MATTERS AND RESTRUCTURING CHARGES

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

Following its suspension of operations at the Marsam facility, the Company re-evaluated its sterile business and its assessment of the time and costs required to reintroduce products. As a result, the Company modified its overall business plans to more aggressively reduce operating costs. These measures included, among other things, a reduction in the Company's workforce, and dividing Marsam's product line into products it will seek to manufacture upon completion of the Marsam Corrective Action Plan, and those products it has decided not to manufacture. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of the Company's gross profits over the four quarters preceding the suspension of shipment of its products.

The Company intends to reactivate its penicillin operations as part of the first phase of a plan to bring its Marsam facility back to operation. Pending resumption of manufacturing at Marsam, the Company expects to reintroduce penicillin G potassium during the second quarter of 2000 supplied by a third party.

As a result of the actions discussed above, in 1999 the Company recorded a restructuring charge of approximately $87.0 million, or $52.2 million net of tax benefit. Costs of restructuring consisted largely of costs incurred at the Marsam facility and relate to the impairment of intangible assets, product recalls, inventory write-offs and severance. Recall costs and inventory write-offs were those costs that the Company incurred related to the Marsam Corrective Action Plan.

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

In October, 1998 the Company resumed commercial distribution of INFeD, its branded injectable iron product, from existing inventory. In the second quarter of 1999 the Company began distribution of newly manufactured lots of INFeD under the Consent Agreement and in the fourth quarter of 1999, the Company resumed the manufacture of one other product deemed medically necessary under the expedited certification procedures in the Consent Agreement. On February 11, 2000, the FDA concluded an inspection at Steris. The Company believes that the results of that inspection confirm that the Company is complying with the requirements of the Steris Corrective Action Plan. In March 2000, the Company resumed the manufacture and commercial distribution of vecuronium bromide under the expedited certification procedures provided in the Consent Agreement. Newly manufactured products must undergo certification by independent experts and review by the FDA prior to commercial distribution. As of April, 2000, the Company may distribute newly manufactured lots of INFeD following certification by independent experts but without prior review by the FDA. Steris is currently ineligible to receive new product approvals, and the Company cannot predict when Steris will resume manufacturing additional products.

RESTRUCTURING RESERVES

As a result of the restructuring charges described above, the Company established certain restructuring reserves. Current period activity is as follows (in millions):

                                                         BALANCE AT                                        BALANCE AT
                                                          DEC. 25,                                          MARCH 25,
                                                            1999           ADDITIONS       DEDUCTIONS         2000
                                                      ---------------   ---------------  --------------  ---------------
    Inventory and other - Marsam..................             $10.5                 -             3.5            $7.0
    Inventory and other - Steris..................               0.9                 -             0.9               -
                                                      ---------------   ---------------  --------------  ---------------
                                                               $11.4                 -             4.4            $7.0
                                                      ===============   ===============  ==============  ===============

NOTE 5 -- LEGAL PROCEEDINGS

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

In November, 1999, the Company was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a QUI TAM action brought in 1995 under the U.S. False Claims Act currently pending in the Federal District Court for the Southern District of Florida. As of May 8, 2000, the Company has not been served in this action. A QUI TAM action is a lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. The Department of Justice has not yet decided whether to intervene in the matter. Pursuant to applicable federal law, the QUI TAM action is under seal and no details are available concerning the name of the plaintiff, the various theories of liability or the amount of damages sought from any of the defendants. Based on industry information, the Company believes that the matter relates to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. Because detailed allegations have not been revealed to the Company by the Justice Department, management does not have any basis on which to determine the Company's liability, if any, in connection with the lawsuit or the likely amount of any such liability, or whether any resolution of the lawsuit would be likely to have a material adverse affect on the Company's financial position, results of operations or liquidity.

On April 25, 2000, the Company was served with a Civil Investigative Demand
(CID) from the Office of the Attorney General of Texas in connection with a state investigation of possible false reporting of information regarding the marketing of and prices for drugs used by the Vendor Drug Program administered by the Texas Department of Health, which establishes the reimbursement rates for pharmaceuticals dispensed to Texas Medicaid recipients. The CID seeks information about a single drug included in the Vendor Drug Program. The Company has not been provided any details concerning the conduct under investigation. At the present time, management does not have any basis on which to determine the Company's liability, if any, upon conclusion of the investigation or whether the resolution of the investigation is likely to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

On April 24, 2000, certain stockholders of the Company (the Marvin Schein/Irving Shafran Group) filed an action in Delaware seeking, among other things, an order that would (a) in effect, allow the Marvin Schein/Irving Shafran Group to present a by-law amendment at the Company's Annual Stockholder Meeting that would increase the number of directors from seven to nine, (b) prevent the Board of Directors from re-electing two incumbent directors, as described in the Company's Proxy Statement for the meeting and (c) rescind certain previously reported stock and employment arrangements for the three senior executives of the Company. On May 2, 2000 the action was dismissed with prejudice in accordance with a Settlement Agreement entered into on May 1, 2000 between the Company and the Marvin Schein/Irving Shafran Group. The Company added Marvin H. Schein and Irving Shafran to the Board of Directors, bringing its members to a total of nine. The Company will include two additional designees of the Marvin Schein/Irving Shafran Group as nominees for directorships at its Annual Stockholder Meeting which will be adjourned from its presently scheduled date of May 16, 2000. The Company also modified a provision of the General Shareholders Agreement dated September 30, 1994 to permit discussion between Bayer Corporation and certain other parties thereto, including members of the Marvin Schein/Irving Shafran Group.

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

NOTE 6 - SEVERANCE CHARGE

In February 2000, the Company reduced its workforce by approximately 16% as part of an evaluation of its sterile business plan and to reduce operating costs. As a result, the Company incurred a pre-tax severance charge of $3.5 million in the first quarter of 2000.

NOTE 7 - STRATEGIC ALTERNATIVES

In January 2000, the Company announced that it had retained financial advisors to explore strategic alternatives to maximize shareholder value, which is currently focusing on the possible sale of the Company and is moving ahead. The Marvin Schein/Irving Shafran Group, representing approximately 50 percent of the outstanding shares of the Company, has stated that they "fully endorse the pursuit of a strategic transaction that will lead to the sale of the Company." Through April 2000, this process is continuing, and the Company cannot predict the timing or the outcome of this process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. Such forward looking statements may be identified by such forward looking terms as expect, believe, may, anticipate, intend, will or similar terms or variations thereof. These forward looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward looking statements. Some important factors which may cause results to differ include: the outcome of the strategic alternatives process, the uncertainty and the difficulty of predicting the United States Food and Drug Administration (FDA) approvals, uncertainties associated with the implementation of the terms and conditions of the consent decree affecting the Steris facility, uncertainties associated with regulatory matters affecting the Marsam facility, the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation and regulatory matters, and fluctuations in operating results. For further details and discussion of these risks and uncertainties see Schein Pharmaceutical, Inc.'s SEC filings including, but not limited to, its Annual Report on Form 10-K for the year ended 1999. The Company does not undertake to publicly update or revise any of its forward looking statements even if experience or future changes show that the indicated results or events will not be realized.

GENERAL

The following provides information regarding the Company's strategic alternatives, regulatory matters, results of operations and liquidity and capital resources. The discussion of the Company's results of operations for the three month periods ended March 25, 2000 and March 27, 1999, respectively, and its liquidity and capital resources should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein.

STRATEGIC ALTERNATIVES

In January 2000, the Company announced that it had retained financial advisors to explore strategic alternatives to maximize shareholder value, which is currently focusing on the possible sale of the Company and is moving ahead. The Marvin Schein/Irving Shafran Group, representing approximately 50 percent of the outstanding shares of the Company, has stated that they "fully endorse the pursuit of a strategic transaction that will lead to the sale of the Company." Through April 2000, this process is continuing, and the Company cannot predict the timing or the outcome of this process.

REGULATORY MATTERS

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

Following its suspension of operations at the Marsam facility, the Company re-evaluated its sterile business and its assessment of the time and costs required to reintroduce products. As a result, the Company modified its overall business plans to more aggressively reduce operating costs. These measures included, among other things, a reduction in the Company's workforce, and dividing Marsam's product line into products it will seek to manufacture upon completion of the Marsam Corrective Action Plan, and those products it has decided not to manufacture. Marsam contributed approximately seven percent of the Company's revenues and a smaller percentage of the Company's gross profits over the four quarters preceding the suspension of shipment of its products.

The Company intends to reactivate its penicillin operations as part of the first phase of a plan to bring its Marsam facility back to operation. Pending resumption of manufacturing at Marsam, the Company expects to reintroduce penicillin G potassium during the second quarter of 2000 supplied by a third party.

As a result of the actions discussed above, in 1999 the Company recorded a restructuring charge of approximately $87.0 million, or $52.2 million net of tax benefit. Costs of restructuring consisted largely of costs incurred at the Marsam facility and relate to the impairment of intangible assets, product recalls, inventory write-offs and severance. Recall costs and inventory write-offs were those costs that the Company incurred related to the Marsam Corrective Action Plan.

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

In October, 1998 the Company resumed commercial distribution of INFeD, its branded injectable iron product, from existing inventory. In the second quarter of 1999 the Company began distribution of newly manufactured lots of INFeD under the Consent Agreement and in the fourth quarter of 1999, the Company resumed the manufacture of one other product deemed medically necessary under the expedited certification procedures in the Consent Agreement. On February 11, 2000, the FDA concluded an inspection at Steris. The Company believes that the results of that inspection confirm that the Company is complying with the requirements of the Steris Corrective Action Plan. In March 2000, the Company resumed the manufacture and commercial distribution of vecuronium bromide under the expedited certification procedures provided in the Consent Agreement. Newly manufactured products must undergo certification by independent experts and review by the FDA prior to commercial distribution. As of April, 2000, the Company may distribute newly manufactured lots of INFeD following certification by independent experts but without prior review by the FDA. Steris is currently ineligible to receive new product approvals, and the Company cannot predict when Steris will resume manufacturing additional products.

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

RESULTS OF OPERATIONS

The following table sets forth comparisons of product revenues and gross profit for each of the periods shown:

NET REVENUES AND GROSS PROFIT                              THREE MONTHS ENDED                             % OF REVENUES
                                                       ---------------------------                  --------------------------
(In millions)                                            MAR. 25,      MAR. 27,          %           MAR. 25,       MAR. 27,
                                                           2000          1999          CHANGE          2000           1999
                                                       ------------   ------------   -----------    -----------    -----------
NET REVENUES
Generic product revenues..........................           $60.4          $88.6        -31.8%          68.7%          83.7%
Branded product revenues..........................            27.5           17.3         59.0%          31.3%          16.3%
                                                       ------------   ------------                  -----------    -----------
     Total net revenues...........................           $87.9         $105.9        -17.0%         100.0%         100.0%
                                                       ============   ============                  ===========    ===========

GROSS PROFIT......................................           $19.1          $36.3        -47.4%          21.7%          34.3%
                                                       ============   ============                  ===========    ===========

Total net revenues for the first quarter of 2000 decreased $18.0 million, or 17.0%, from $105.9 million in 1999 to $87.9 million in 2000.

Revenues from generic products decreased $28.2 million or 31.8% from $88.6 million in 1999 to $60.4 million in 2000. This decrease was due primarily to the absence of products manufactured at the Marsam facility which contributed approximately $13.6 million in 1999 and a decline in sales of methylphenidate and ketoprofen of approximately $10.1 million due to additional generic competitors entering the market in mid-1999 and a decline in sales of carisoprodol due to competitive pricing pressures, offset by favorable increases in other generic products.

Net revenues from the branded business increased $10.2 million or 59.0% from $17.3 million in 1999 to $27.5 million in 2000. Brand sales growth reflects increased sales of INFeD(R) and continued growth of Ferrlecit(R). INFeD revenues were significantly higher compared to the first quarter of 1999 when revenues were adversely impacted by actions taken by the FDA in September 1998. Subsequent to September 1998, the Company was not manufacturing INFeD and was allocating existing inventory to customers until March 1999. On May 1, 2000 the Company announced the receipt of a Health Care Financing Administration Decision Memorandum supporting National Coverage of Ferrlecit for its FDA approved indication.

Gross profit decreased $17.2 million, or 47.4%, from $36.3 million in 1999 to $19.1 million in 2000. The gross margin percentage decreased 12.6 percentage points in 2000 to 21.7% versus 34.3% in 1999. The decrease in gross profit was principally due to competitive pressures on certain key generic products such as methylphenidate, ketoprofen and carisoprodol and the continued cost pressures from underutilized and idle sterile facilities, partially offset by increased branded product gross profit.

COSTS AND EXPENSES                                         THREE MONTHS ENDED                             % OF REVENUES
                                                       ---------------------------                  --------------------------
(In millions)                                           MAR. 25,       MAR. 27,          %           MAR. 25,       MAR. 27,
                                                          2000           1999          CHANGE          2000           1999
                                                       ------------   ------------   -----------    -----------    -----------
Selling, general and administrative................          $16.8          $20.9         19.6%          19.1%          19.7%
Research and development...........................            8.1            5.2        -55.8%           9.2%           4.9%
Amortization of intangibles and goodwill...........            0.3            1.6         81.3%           0.3%           1.5%
Severance charge...................................            3.5              -       -100.0%           4.0%              -
                                                       ------------   ------------                  -----------    -----------
         Total costs and expenses..................          $28.7          $27.7         -3.6%          32.6%          26.1%
                                                       ============   ============                  ===========    ===========

Selling, general and administrative expenses decreased $4.1 million in the first quarter, or 19.6%, from $20.9 million in 1999 to $16.8 million in 2000. The decrease in quarter to quarter expenses reflect the benefits of the on-going cost cutting strategies, reduced costs associated with corrective action plans and an adjustment to a litigation accrual. Corrective action plan costs decreased quarter to quarter by slightly less than $1 million with reductions in Steris Corrective Action Plan costs having more than offset Marsam Corrective Action Plan costs.

Research and development expenses increased $2.9 million in the first quarter, or 55.8%, primarily due to the continued ramp-up of Ferrlecit clinical development programs and generic development programs.

Amortization of intangibles and goodwill decreased $1.3 million in the first quarter of 2000 compared to the first quarter of 1999 due to the write-off of intangible assets included in the 1999 restructuring charge.

In February 2000, the Company reduced its workforce by approximately 16% as part of an evaluation of its sterile business plan and to reduce operating costs. As a result, the Company incurred a pre-tax severance charge of $3.5 million in the first quarter of 2000.

As a result of the factors discussed above, operating income (loss) in the first quarter decreased $18.2 million, from operating income of $8.6 million in 1999 to an operating loss of $9.6 million in 2000.


INTEREST EXPENSE, NET, OTHER EXPENSES, NET AND
PROVISION (BENEFIT) FOR INCOME TAXES                   THREE MONTHS ENDED                                 % OF REVENUES
                                                       ---------------------------                  --------------------------
(In millions)                                           MAR. 25,       MAR. 27,          %           MAR. 25,       MAR. 27,
                                                          2000           1999          CHANGE          2000           1999
                                                       ------------   ------------   -----------    -----------    -----------
Interest expense, net.............................            $4.5           $ 4.7         4.3%           5.1%           4.4%
Other expenses, net...............................             0.7             0.3      -133.3%           0.8%           0.3%
Provision (benefit) for income taxes..............            (5.9)            1.4       521.4%          -6.7%           1.3%

Interest expense decreased $0.2 million, or 4.3%, from $4.7 million in 1999 to $4.5 million in 2000. The decline in interest expense was principally due to lower debt levels partially offset by higher interest rate spreads under the Company's revolving credit and term loan agreement.

The Company's effective tax rate was a benefit of 40.0% in 2000 and a provision of 39.0% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $18.0 million for the three months ended March 25, 2000. The net cash provided by operating activities was attributable to net loss of $8.9 million as adjusted for changes in assets and liabilities totaling $26.9 million. The decrease in accounts receivable of $20.7 million was primarily the result of efforts by the Company to accelerate customer collections and reduced revenues. Inventories decreased $3.3 million from the relatively high level at year end. Prepaid expenses and other assets decreased by $9.3 million primarily due to the receipt of a litigation settlement of $7.5 million. Accounts payable, income taxes, accrued expenses and other liabilities decreased by $6.4 million with decreases in accounts payable being partially offset by higher accrued expenses, particularly profit sharing, and higher income taxes payable.

Net cash used in investing activities for the three months ended March 25, 2000 was $3.1 million which consisted primarily of capital expenditures of $2.8 million, the majority of which related to the Company's Marsam facility.

The Company's cash flow was affected during 1999, and continued to be affected in the first quarter of 2000 by the cash costs and loss of revenues related to manufacturing disruptions at its Marsam and Steris facilities, capital expenditures and principal payment obligations under the revolving credit and loan agreement. The Marsam and Steris costs include product recalls, disposal of inventory, severance expenses, costs associated with maintaining and staffing idle or underutilized manufacturing operations and the associated corrective action plans. During the first quarter of 2000 the Company continued to accelerate customer collections by offering certain discounts for early payment and negotiated extended payments terms with certain of its vendors and delayed payment to certain other vendors.

Due to the 1999 fourth quarter restructuring charge taken at Marsam, the Company was not in compliance with certain financial covenants contained in its revolving credit and loan agreement. In February and March 2000, the Company and the lenders agreed to various amendments to the revolving credit and loan agreement which modified certain financial covenants, including leverage, interest expense coverage, fixed charge and working capital ratios through the end of 2000 and increased the interest rate on the outstanding loans and fees payable as described below. Under the amended agreement the applicable interest rate is LIBOR + 3.5% through April 30, 2000; LIBOR + 4.0% from May 1, 2000 through August 31, 2000; LIBOR + 4.25% from September 1, 2000 through December 31, 2000, and LIBOR + 4.5% thereafter. A quarterly fee based on the Company's outstanding borrowings under the term loan and the revolving credit commitment of 0.25% was paid on March 31, 2000, and additional fees of 0.25% are payable September 1, 2000 and December 31, 2000. A fee of 0.5% of the Company's outstanding borrowings under the term loan and revolving credit commitment was paid on May 1, 2000.

The Company's need for liquidity arises primarily from working capital requirements, interest and principal payments due under its revolving credit and loan agreement, and the funding of the Company's capital expenditures. The Company had an aggregate of approximately $18.3 million of cash on hand and availability under its revolving credit and loan agreement at March 25, 2000. The Company believes it will be required to borrow additional funds, issue equity securities or sell assets, including product rights and marketable securities, to fund major capital expenditures including those necessary to renovate manufacturing operations at the Company's Marsam facility, as well as to make the principal payments required under the revolving credit and loan agreement. There can be no assurance that the Company will be able to borrow additional funds, issue equity securities or sell assets on terms acceptable to the Company. In addition, the Company's future results of operations depend on its ability to continue the manufacture of INFeD, the implementation of the Steris Corrective Action Plan, and the market acceptance of Ferrlecit.

In January 2000, the Company announced that it had retained financial advisors to explore strategic alternatives to maximize shareholder value, which is currently focusing on the possible sale of the Company and is moving ahead. The Marvin Schein/Irving Shafran Group, representing approximately 50 percent of the outstanding shares of the Company, has stated that they "fully endorse the pursuit of a strategic transaction that will lead to the sale of the Company." Through April 2000, this process is continuing, and the Company cannot predict the timing or the outcome of this process.

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

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

In November, 1999, the Company was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a QUI TAM action brought in 1995 under the U.S. False Claims Act currently pending in the Federal District Court for the Southern District of Florida. As of May 8, 2000, 2000, the Company has not been served in this action. A QUI TAM action is a lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. The Department of Justice has not yet decided whether to intervene in the matter. Pursuant to applicable federal law, the QUI TAM action is under seal and no details are available concerning the name of the plaintiff, the various theories of liability or the amount of damages sought from any of the defendants. Based on industry information, the Company believes that the matter relates to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. Because detailed allegations have not been revealed to the Company by the Justice Department, management does not have any basis on which to determine the Company's liability, if any, in connection with the lawsuit or the likely amount of any such liability, or whether any resolution of the lawsuit would be likely to have a material adverse affect on the Company's financial position, results of operations or liquidity.

On April 25, 2000, the Company was served with a Civil Investigative Demand
(CID) from the Office of the Attorney General of Texas in connection with a state investigation of possible false reporting of information regarding the marketing of and prices for drugs used by the Vendor Drug Program administered by the Texas Department of Health, which establishes the reimbursement rates for pharmaceuticals dispensed to Texas Medicaid recipients. The CID seeks information about a single drug included in the Vendor Drug Program. The Company has not been provided any details concerning the conduct under investigation. At the present time, management does not have any basis on which to determine the Company's liability, if any, upon conclusion of the investigation or whether the resolution of the investigation is likely to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

On April 24, 2000, certain stockholders of the Company (the Marvin Schein/Irving Shafran Group) filed an action in Delaware seeking, among other things, an order that would (a) in effect, allow the Marvin Schein/Irving Shafran Group to present a by-law amendment at the Company's Annual Stockholder Meeting that would increase the number of directors from seven to nine, (b) prevent the Board of Directors from re-electing two incumbent directors, as described in the Company's Proxy Statement for the meeting and (c) rescind certain previously reported stock and employment arrangements for the three senior executives of the Company. On May 2, 2000 the action was dismissed with prejudice in accordance with a Settlement Agreement entered into on May 1, 2000 between the Company and the Marvin Schein/Irving Shafran Group. The Company added Marvin H. Schein and Irving Shafran to the Board of Directors, bringing its members to a total of nine. The Company will include two additional designees of the Marvin Schein/Irving Shafran Group as nominees for directorships at its Annual Stockholder Meeting which will be adjourned from its presently scheduled date of May 16, 2000. The Company also modified a provision of the General Shareholders Agreement dated September 30, 1994 to permit discussion between Bayer Corporation and certain other parties thereto, including members of the Marvin Schein/Irving Shafran Group.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27 - Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         i) Form 8-K           Settlement with Marvin Schein/ Irving Shafran
                                 Group; Dated May 3, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Schein Pharmaceutical, Inc.
                                           (Registrant)


                                      By:  /s/ Martin Sperber
                                           -------------------------------------
                                           Martin Sperber
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Director
                                           (Principal Executive Officer)


                                      By   /s/ Whitney K. Stearns, Jr.
                                           -------------------------------------
                                           Whitney K. Stearns, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

Dated: May 8, 2000