Form 10-Q
period 2000-06-24
SCHEIN PHARMACEUTICAL INC
filed 2000-08-04
CIK 948929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 2000


                         Commission file number 1-14019


                           SCHEIN PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                  11-2726505
-------------------------------------------------       ------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                          Identification No.)

       100 Campus Drive, Florham Park, NJ                       07932
-------------------------------------------------       ------------------------
    (Address of principal executive offices)                  (Zip Code)

                                  973-593-5500
                      -------------------------------------
                         (Registrant's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ...X... No.......

      The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 34,939,002.

                           SCHEIN PHARMACEUTICAL, INC.
                                      INDEX

                                                                                                              PAGE
Part I.  FINANCIAL INFORMATION
       Item 1.        Condensed Consolidated Financial Statements

                            Condensed Consolidated Balance Sheets as of June 24, 2000 and
                            December 25, 1999                                                                     3

                            Condensed Consolidated Statements of Operations  for the three and
                            six months ended June 24, 2000 and June 26, 1999                                      4

                            Condensed Consolidated Statements of Cash Flows for the six months
                            ended June 24, 2000 and June 26, 1999                                                 5

                            Consolidated Statements of Comprehensive Income for the three and
                            six months ended June 24, 2000 and June 26, 1999                                      6

                            Notes to Condensed Consolidated Financial Statements                                  7

       Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 14

       Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                 18



Part II.  OTHER INFORMATION

       Item 1.        Legal Proceedings                                                                          19

       Item 6.        Exhibits and Reports on Form 8-K                                                           20




SIGNATURES                                                                                                       21


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                  JUNE 24,   DECEMBER 25,
                                                                    2000         1999
                                                                 ---------    ---------
                                                                 (unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents ...............................   $   6,463    $   3,821
     Accounts receivable .....................................      74,493       61,828
     Inventories .............................................     103,516      128,726
     Deferred income taxes ...................................      15,513        9,253
     Other current assets ....................................      11,345       20,567
                                                                 ---------    ---------
          Total current assets ...............................     211,330      224,195
Property, plant and equipment, net ...........................      99,131      100,730
Product rights, licenses and regulatory approvals, net .......      49,219       51,557
Other assets .................................................      26,355       27,019
                                                                 ---------    ---------
                                                                 $ 386,035    $ 403,501
                                                                 =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ...................   $  80,053    $ 104,872
     Income taxes payable ....................................       6,216        7,511
     Revolving credit and current maturities of long-term debt     242,566      128,631
                                                                 ---------    ---------
          Total current liabilities ..........................     328,835      241,014
Long-term debt, less current maturities ......................           -       92,738
Deferred income taxes ........................................       5,385        6,780
Other non-current liabilities ................................       4,840        5,851
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 100,000 authorized shares;
        Issued and outstanding 33,350 and 32,943 shares ......         334          329
     Additional paid-in capital ..............................     106,818      101,357
     Accumulated deficit .....................................     (66,466)     (52,931)
     Accumulated other comprehensive income ..................       8,523       10,597
     Subscription receivable .................................      (2,234)      (2,234)
                                                                 ---------    ---------
          Total stockholders' equity .........................      46,975       57,118
                                                                 ---------    ---------
                                                                 $ 386,035    $ 403,501
                                                                 =========    =========






     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (unaudited)


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                              -----------------------------  -----------------------------
                                                    JUNE 24,      JUNE 26,    JUNE 24,     JUNE 26,
                                                      2000         1999        2000          1999
                                                    ---------    ---------   ---------    ---------
Net revenues ....................................   $ 105,177    $ 135,404   $ 193,075    $ 241,267
Cost of sales ...................................      83,920       82,295     152,702      151,875
                                                    ---------    ---------   ---------    ---------
         Gross profit ...........................      21,257       53,109      40,373       89,392
Costs and expenses:
         Selling, general and administrative ....      16,888       23,254      33,724       44,159
         Research and development ...............       7,370        6,039      15,436       11,207
         Amortization of intangibles and goodwill         329        1,604         663        3,195
         Restructuring charge ...................           -        9,500           -        9,500
         Severance charge .......................           -            -       3,500            -
                                                    ---------    ---------   ---------    ---------
Operating income (loss) .........................      (3,330)      12,712     (12,950)      21,331
Interest expense, net ...........................       5,632        4,822      10,170        9,474
Other expenses (income), net ....................      (1,273)         344        (561)         665
                                                    ---------    ---------   ---------    ---------
Income (loss) before provision for income taxes .      (7,689)       7,546     (22,559)      11,192
Provision (benefit) for income taxes ............      (3,076)       2,719      (9,024)       4,141
                                                    ---------    ---------   ---------    ---------
Net income (loss) ...............................   $  (4,613)   $   4,827   $ (13,535)   $   7,051
                                                    =========    =========   =========    =========
Basic and diluted earnings (loss) per share .....   $   (0.14)   $    0.15   $   (0.41)   $    0.22
                                                    =========    =========   =========    =========
Weighted average common shares and equivalents ..      33,079       32,654      33,028       32,624
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

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                                             SIX MONTHS ENDED
                                                                                    -----------------------------------
                                                                                       JUNE 24,            JUNE 26,
                                                                                         2000                1999
                                                                                    ---------------     ---------------
   Cash flows from operating activities:
      Net income (loss)............................................................   $ (13,535)             $ 7,051
      Adjustments to reconcile net income (loss) to net
       cash flows from operating activities:
         Depreciation and amortization.............................................       8,645               11,393
         Deferred income tax benefit...............................................      (6,260)              (1,195)
         Gain on sale of marketable securities.....................................      (1,374)                (356)
         Other.....................................................................       1,397                1,821
     Changes in assets and liabilities:
         Accounts receivable.......................................................     (12,224)               5,336
         Inventories...............................................................      25,210              (11,427)
         Other current assets......................................................       9,222               16,108
         Accounts payable, income taxes payable, accrued expenses
           and other liabilities...................................................     (27,125)               3,830
                                                                                    ---------------     ---------------
   Net cash provided by (used in) operating activities.............................     (16,044)              32,561
                                                                                    ---------------     ---------------

   Cash flows from investing activities:
     Capital expenditures..........................................................      (5,620)              (3,405)
     Product rights and licenses...................................................           -              (17,000)
     International investments.....................................................           -               (2,456)
     Proceeds from the sale of marketable securities...............................       2,590                  986
     Other, net....................................................................      (3,085)                   -
                                                                                    ---------------     ---------------
   Net cash used in investing activities...........................................      (6,115)             (21,875)
                                                                                    ---------------     ---------------
   Cash flows from financing activities:
     Principal payments on, or repayments of, debt.................................     (43,049)             (92,441)
     Proceeds from issuance of debt................................................      64,246               81,479
     Proceeds from exercise of stock options.......................................       4,490                   11
     Proceeds from employee stock purchase plan....................................         769                  899
     Increase in other non-current assets..........................................      (1,655)                   -
                                                                                    ---------------     ---------------
   Net cash provided by (used in) financing activities.............................      24,801              (10,052)
                                                                                    ---------------     ---------------
   Net increase in cash and cash equivalents.......................................       2,642                  634
   Cash and cash equivalents, beginning of period..................................       3,821                  377
                                                                                    ---------------     ---------------
   Cash and cash equivalents, end of period........................................    $  6,463              $  1,011
                                                                                    ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (unaudited)


                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 -----------------------   -----------------------
                                                   JUNE 24,    JUNE 26,    JUNE 24,    JUNE 26,
                                                     2000        1999        2000        1999
                                                   --------    --------    --------    --------

Net income (loss) ...............................   $ (4,613)   $  4,827    $(13,535)   $  7,051
                                                    --------    --------    --------    --------
Other comprehensive income, net of tax:
     Foreign currency translation adjustment ....         18        (232)         16          49
     Unrealized holding gains (losses) arising
                during period ...................      2,305         128      (1,266)      4,717
     Less:  reclassification adjustment for gains
                included in net income (loss) ...       (824)          -        (824)       (212)
                                                    --------    --------    --------    --------
Other comprehensive income (loss) ...............      1,499        (104)     (2,074)      4,554
                                                    --------    --------    --------    --------
Comprehensive income (loss) .....................   $ (3,114)   $  4,723    $(15,609)   $ 11,605
                                                    ========    ========    ========    ========


Components of accumulated other comprehensive income (loss), included in the Company's balance sheets, are as follows:


                                                                                   JUNE 24,              DECEMBER 25,
                                                                                     2000                    1999
                                                                               ------------------      -----------------
     Unrealized gains on marketable securities..............................          $   9,137            $   11,227
     Cumulative foreign currency translation adjustment.....................               (614)                 (630)
                                                                               ------------------    ------------------

                                                                                      $   8,523            $   10,597
                                                                               ==================    ==================


                  SCHEIN PHARMACEUTICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- GENERAL, BASIS OF PRESENTATION AND MERGER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying December 25, 1999 condensed consolidated balance sheet was derived from the audited consolidated balance sheet, which is included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals and the effects of the 1999 restructuring charge and the 2000 severance charge) considered necessary for a fair presentation have been included. Operating results and cash flows for the interim periods ended June 24, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

On May 25, 2000, Watson Pharmaceuticals, Inc. (Watson) and Schein Pharmaceutical, Inc. (Schein) announced that the companies had entered into a definitive merger agreement under which Watson would acquire all of the outstanding stock of Schein through a two-step transaction comprised of a cash tender offer followed by a taxable stock merger. Pursuant to the merger agreement, WS Acquisition Corp., a wholly owned subsidiary of Watson, conducted a tender offer to purchase all of the outstanding shares of Schein common stock for $19.50 per share in cash. On July 3, 2000, the tender offer expired and thereafter WS Acquisition Corp. purchased 26,068,469 shares of common stock of Schein, constituting 77.8% of the then outstanding shares of Schein common stock. Schein is now in the process of seeking stockholder approval of the merger contemplated by the merger agreement and has set August 28, 2000 as the date for a special meeting of stockholders to consider and vote upon a proposal to approve and adopt the merger agreement. Upon completion of the merger, under the terms and subject to the conditions set forth in the merger agreement, WS Acquisition Corp. will be merged into Schein, the separate corporate existence of WS Acquisition Corp. will cease and Schein will continue as the surviving corporation and wholly owned subsidiary of Watson. WS Acquisition Corp. will vote its shares of Schein common stock for approval and adoption of the merger agreement.

NOTE 2 -- INVENTORIES

Inventories are summarized as follows:


                                                                            JUNE 24,             DECEMBER 25,
                                                                               2000                 1999
                                                                        ------------------     ------------------
                                                                                      (In thousands)

     Finished products.............................................              $  36,134               $ 46,421
     Work-in-process...............................................                 25,157                 31,544
     Raw materials and supplies....................................                 42,225                 50,761
                                                                        ------------------       ------------------
                                                                                 $ 103,516               $128,726
                                                                        ==================       ==================


NOTE 3 -- BORROWINGS

REVOLVING CREDIT AND LOAN AGREEMENT

In February and March 2000, the Company and the lenders agreed to various amendments to the revolving credit and loan agreement which modified certain financial covenants, including leverage, interest expense coverage, fixed charge and working capital ratios through the end of 2000 and increased the interest rate on the outstanding loans and fees payable as described below. Under the amended agreement the applicable interest rate was LIBOR + 3.5% through April 30, 2000 and LIBOR + 4.0% from May 1, 2000 through August 31, 2000. A fee based on the Company's outstanding borrowings under the term loan and the revolving credit commitment of 0.25% is payable quarterly and a fee of 0.5% of the Company's outstanding borrowings under the term loan and revolving credit commitment was paid on May 1, 2000.

Under the terms of the merger agreement Watson entered into agreements with Schein, Schein's current lenders and others, to make funds available or provide such credit support or other financial accommodation, as necessary to provide Schein with immediate borrowing availability in the amount of $40 million. On June 2, 2000, Watson entered into certain agreements, including a guarantee, with certain of Schein's existing lenders. In connection therewith, $40 million was made available to Schein on terms and conditions substantially similar to the terms and conditions of Schein's existing bank facility. On July 6, 2000, the revolving credit and term loan agreement and the interim financing were paid in full with financing provided by Watson under an intercompany note which is payable on demand and due no later than December 31, 2001. Accordingly, the revolving credit and term loan and interim financing has been classified as a current liability on the Company's balance sheet.

SENIOR FLOATING RATE NOTES

The Company's senior floating rate notes (the Notes) are fully and unconditionally guaranteed jointly and severally by each of the Company's domestic subsidiaries, each of which is wholly-owned by the Company. These subsidiaries sell all of their products to Schein Pharmaceutical, Inc., the parent company. Summarized financial information for these wholly-owned subsidiary guarantors (using the pushdown method of accounting) is as follows:


                                                                                     JUNE 24,               DECEMBER 25,
                                                                                        2000                    1999
                                                                                 ------------------       ------------------
                                                                                               (In thousands)
Current assets:

         Inventories........................................................              $74,693                 $82,306
         Intercompany receivables...........................................               45,255                  44,022
         Other current assets...............................................               11,297                   6,866

Property, plant and equipment, net..........................................               94,481                  96,851
Product rights, licenses and regulatory approvals
          and other assets..................................................               18,065                  20,325

Current liabilities.........................................................              277,217                 179,477
Deferred income taxes and other liabilities.................................                4,216                   6,420
Long-term debt (pushed down)................................................                    -                  92,738



                                                                                             SIX MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                     JUNE 24,                JUNE 26,
                                                                                       2000                    1999
                                                                                 ------------------     -------------------
                                                                                              (In thousands)
Net revenues................................................................           $ 117,294                 $190,173
Gross profit................................................................              17,645                   60,625
Operating income (loss).....................................................              (5,507)                  15,066
Net income (loss)...........................................................              (9,377)                   3,966


Under the terms of the Company's Notes agreement, the Company has notified the holders of the above mentioned Notes that there has been a change in control of Schein and the holders of the Notes have the option to require the Company to purchase the Notes at 101% of the aggregate principal amount plus accrued and unpaid interest by August 25, 2000 and the Company has elected to redeem all of the remaining issued and outstanding securities on August 28, 2000. In accordance with the terms of the agreement, the redemption price will be 100.75% of the aggregate principal amount, plus accrued and unpaid interest. Accordingly, the Notes have been classified as a current liability on the Company's balance sheet.

NOTE 4 -- CONSENT AGREEMENT AND RESTRUCTURING CHARGES

MARSAM FACILITY

On July 29, 1999, the FDA concluded an inspection of the Company's Marsam sterile manufacturing facility, located in Cherry Hill, NJ. At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in current good manufacturing practices. During the inspection, Marsam initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. In September 1999 Marsam submitted its response to the FDA's inspectional observations, together with its proposed corrective action plan (Marsam Corrective Action Plan). A corrective action plan is a systematic approach to assure that processes, quality assurance and quality control programs, validation programs, employee training, and management controls comply with cGMP regulations. The Marsam Corrective Action Plan contemplates resumption of manufacturing on a product-by-product basis. On March 3, 2000 Marsam received a Warning Letter from the FDA relating to the observations made during the inspection. This FDA Warning Letter also acknowledged the commitments the Company made under the Marsam Corrective Action Plan. The Company has confirmed with the FDA in meetings with FDA representatives its approach to addressing current cGMP deficiencies at Marsam on a voluntary basis. The Company does not expect Marsam will be subject to further regulatory enforcement action related to the 1999 inspection. Marsam is currently ineligible to receive new product approvals, and the Company cannot predict when Marsam will resume manufacturing specific products.

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

The Company intends to reactivate its penicillin operations as part of the first phase of a plan to bring its Marsam facility back to operation. Pending resumption of manufacturing at Marsam, the Company reintroduced penicillin G potassium during the second quarter of 2000 supplied by a third party.

As a result of the actions discussed above, in the year ended December 25, 1999, the Company recorded a restructuring charge of approximately $87.0 million, or $52.2 million net of tax benefit. Costs of restructuring consisted largely of costs incurred at the Marsam facility and related to the impairment of intangible assets, product recalls, inventory write-offs and severance.
Recall costs and inventory write-offs were those costs that the Company incurred related to the Marsam Corrective Action Plan.

STERIS FACILITY

On September 10, 1998, the U.S., on behalf of the FDA, based on actions it filed in federal court in the Southern District of New York on September 9, 1998 and the District of Arizona on September 10, 1998, initiated seizures of drugs and drug related products manufactured by the Company's Steris facility. The actions alleged certain instances in which the Steris facility, located in Phoenix, Arizona, was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris manufactured products.

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

In October 1998, the Company resumed commercial distribution of INFeD(R), its branded injectable iron product, from existing inventory. In the second quarter of 1999 the Company began distribution of newly manufactured lots of INFeD under the Consent Agreement and in the fourth quarter of 1999, the Company resumed the manufacture of one other product deemed medically necessary under the expedited certification procedures in the Consent Agreement. On February 11, 2000, the FDA concluded an inspection at Steris. The Company believes that the results of that inspection confirm that the Company is complying with the requirements of the Steris Corrective Action Plan. In March 2000, the Company resumed the manufacture and commercial distribution of vecuronium bromide under the expedited certification procedures provided in the Consent Agreement. Newly manufactured products must undergo certification by independent experts and review by the FDA prior to commercial distribution. As of April 2000, the Company may distribute newly manufactured lots of INFeD following certification by independent experts but without prior review by the FDA. Steris is currently ineligible to receive new product approvals, and the Company cannot predict when Steris will resume manufacturing additional products.

RESTRUCTURING RESERVES

As a result of the restructuring charges described above, the Company established certain restructuring reserves. Current period activity is as follows (in millions):


                                                         BALANCE AT                                                 BALANCE AT
                                                          DEC. 25,                                                   JUNE 24,
                                                            1999             ADDITIONS          DEDUCTIONS              2000
                                                      -----------------   -----------------  ------------------  ------------------
    Inventory and other - Marsam..................            $10.5                      -             $5.8               $4.7
    Inventory and other - Steris..................              0.9                      -              0.9                  -
                                                      -----------------   -----------------  ------------------  ------------------
                                                              $11.4                      -             $6.7               $4.7
                                                      =================   =================  ==================  ==================



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

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorneys fees to the patent holder and its licensee, and on June 22, 1999 the court fixed the fees at $2.0 million. On July 28, 1999, the Company filed an appeal of this matter, which is currently pending before the appeals court.

In March 1999, an action entitled MARVIN SAMSON V. SCHEIN PHARMACEUTICAL, INC., MARTIN SPERBER AND MARSAM PHARMACEUTICALS INC. was commenced in Superior Court of New Jersey, Camden County, Law Division, alleging, among other things, breaches of plaintiff's employment agreement with Marsam and misrepresentations concerning responsibilities that would be given to plaintiff, and sought, among other things, damages. In June 2000, the Company settled the action, and the parties stipulated to the dismissal of the complaint. Under the settlement, the parties exchanged general releases and Marsam agreed to continue to make certain immaterial payments to the plaintiff through September 5, 2000.

In November 1999, the Company was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a QUI TAM action brought in 1995 under the U.S. False Claims Act currently pending in the Federal District Court for the Southern District of Florida. As of July 31, 2000, the Company has not been served in this action. A QUI TAM action is a lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. The Department of Justice has not yet decided whether to intervene in the matter. Pursuant to applicable federal law, the QUI TAM action is under seal and no details are available concerning the name of the plaintiff, the various theories of liability or the amount of damages sought from any of the defendants. Based on industry information, the Company believes that the matter relates to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. Because detailed allegations have not been revealed to the Company by the Justice Department, management does not have any basis on which to determine the Company's liability, if any, in connection with the lawsuit or the likely amount of any such liability, or whether any resolution of the lawsuit would be likely to have a material adverse affect on the Company's financial position, results of operations or liquidity. If, however, the QUI TAM action seeks to recover damages from Schein based on its pricing practices, such action, if successful, could adversely affect Schein.

On April 25, 2000, the Company was served with a Civil Investigative Demand
(CID) from the Office of the Attorney General of Texas in connection with a state investigation of possible false reporting of information regarding the marketing of and prices for drugs used by the Vendor Drug Program administered by the Texas Department of Health, which establishes the reimbursement rates for pharmaceuticals dispensed to Texas Medicaid recipients. The CID seeks information about a single drug included in the Vendor Drug Program. The Company has not been provided any details concerning the conduct under investigation. Additionally, Schein has received notices or subpoenas from the attorneys general of various other states, including Florida, Nevada and New York. Other state and federal inquiries regarding pricing and reimbursements issues are anticipated. At the present time, management does not have any basis on which to determine the Company's liability, if any, upon conclusion of these attorney general investigations, or whether the resolution of the investigations is likely to have a material adverse effect on the Company's financial position, results of operations, or liquidity. Any actions which may be instituted to recover damages from Schein based on its pricing practices, if successful, could adversely affect Schein. Any significant limitation in government or third party reimbursement practices could adversely affect Schein.

In addition, the Company is a defendant in several product liability cases. These cases are typical for a company in the pharmaceutical industry. The Company also is involved in other proceedings and claims of various types. Management presently believes that the disposition of all such known product liability and other proceedings and claims (except for the matters set forth immediately above for which it is too early to assess liability), individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future events or results. Such forward-looking statements may be identified by such forward looking terms as expect, believe, may, anticipate, intend, will or similar terms or variations thereof. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. Some important factors which may cause results to differ include: the uncertainty and the difficulty of predicting the United States Food and Drug Administration (FDA) approvals, uncertainties associated with the implementation of the terms and conditions of the consent decree affecting the Steris facility, uncertainties associated with regulatory matters affecting the Marsam facility, the uncertainty of acceptance and demand for the Company's new products, the impact of competitive products and pricing, the availability of raw materials, uncertainties associated with litigation and regulatory matters, and fluctuations in operating results. For further details and discussion of these risks and uncertainties see Schein Pharmaceutical, Inc.'s SEC filings including, but not limited to, its Annual Report on Form 10-K for the year ended December 25, 1999. For further details and discussion of the merger discussed below, as well as risks and uncertainties related to Watson and Schein, see Watson Pharmaceuticals, Inc. Form S-4 filed on July 14, 2000, as amended. The Company does not undertake to publicly update or revise any of its forward looking statements even if experience or future changes show that the indicated results or events will not be realized.

GENERAL

The following provides information regarding the Company's merger with Watson Pharmaceuticals, Inc., (Watson), regulatory matters, and results of operations and liquidity and capital resources. The discussion of the Company's results of operations for the three and six month periods ended June 24, 2000 and June 26, 1999, respectively, and its liquidity and capital resources should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein.

WATSON - SCHEIN MERGER

On May 25, 2000, Watson and Schein Pharmaceutical, Inc. (Schein) announced that the companies had entered into a definitive merger agreement under which Watson would acquire all of the outstanding stock of Schein through a two-step transaction comprised of a cash tender offer followed by a taxable stock merger. Pursuant to the merger agreement, WS Acquisition Corp., a wholly owned subsidiary of Watson, conducted a tender offer to purchase all of the outstanding shares of Schein common stock for $19.50 per share in cash. On July 3, 2000, the tender offer expired and thereafter WS Acquisition Corp. purchased 26,068,469 shares of common stock of Schein, constituting 77.8% of the then outstanding shares of Schein common stock. Schein is now in the process of seeking stockholder approval of the merger contemplated by the merger agreement and has set August 28, 2000 as the date for a special meeting of stockholders to consider and vote upon a proposal to approve and adopt the merger agreement. Upon completion of the merger, under the terms and subject to the conditions set forth in the merger agreement, WS Acquisition Corp. will be merged into Schein, the separate corporate existence of WS Acquisition Corp. will cease and Schein will continue as the surviving corporation and wholly owned subsidiary of Watson. WS Acquisition Corp. will vote its shares of Schein common stock for approval and adoption of the merger agreement.

A number of contracts signed by Schein contain provisions permitting the other parties to terminate these contracts in their entirety or with respect to certain product relationships as a result of a change of control of Schein or a breach by Schein of those contracts. Watson and Schein are currently in discussions with certain third parties regarding these provisions. We cannot assure you that these discussions will ultimately be successful. Although the failure to maintain these contracts would not bar the completion of the merger, such a failure could harm the business, results of operations and financial condition of Watson and Schein.


REGULATORY MATTERS

MARSAM FACILITY

On July 29, 1999, the FDA concluded an inspection of the Company's Marsam sterile manufacturing facility, located in Cherry Hill, NJ. At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in current good manufacturing practices. During the inspection, Marsam initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. In September 1999 Marsam submitted its response to the FDA's inspectional observations, together with its proposed corrective action plan (Marsam Corrective Action Plan). A corrective action plan is a systematic approach to assure that processes, quality assurance and quality control programs, validation programs, employee training, and management controls comply with cGMP regulations. The Marsam Corrective Action Plan contemplates resumption of manufacturing on a product-by-product basis. On March 3, 2000 Marsam received a Warning Letter from the FDA relating to the observations made during the inspection. This FDA Warning Letter also acknowledged the commitments the Company made under the Marsam Corrective Action Plan. The Company has confirmed with the FDA in meetings with FDA representatives its approach to addressing current cGMP deficiencies at Marsam on a voluntary basis. The Company does not expect Marsam will be subject to further regulatory enforcement action related to the 1999 inspection. Marsam is currently ineligible to receive new product approvals, and the Company cannot predict when Marsam will resume manufacturing specific products.

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

The Company intends to reactivate its penicillin operations as part of the first phase of a plan to bring its Marsam facility back to operation. Pending resumption of manufacturing at Marsam, the Company reintroduced penicillin G potassium during the second quarter of 2000 supplied by a third party.

As a result of the actions discussed above, in the year ended December 25, 1999 the Company recorded a restructuring charge of approximately $87.0 million, or $52.2 million net of tax benefit. Costs of restructuring consisted largely of costs incurred at the Marsam facility and related to the impairment of intangible assets, product recalls, inventory write-offs and severance.
Recall costs and inventory write-offs were those costs that the Company incurred related to the Marsam Corrective Action Plan.

STERIS FACILITY

On September 10, 1998, the U.S., on behalf of the FDA, based on actions it filed in federal court in the Southern District of New York on September 9, 1998 and the District of Arizona on September 10, 1998, initiated seizures of drugs and drug related products manufactured by the Company's Steris facility. The actions alleged certain instances in which the Steris facility, located in Phoenix, Arizona, was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in the Company's possession manufactured at the Steris facility and halted the manufacture and distribution of Steris manufactured products.

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

In October 1998, the Company resumed commercial distribution of INFeD(R), its branded injectable iron product, from existing inventory. In the second quarter of 1999, the Company began distribution of newly manufactured lots of INFeD under the Consent Agreement and in the fourth quarter of 1999, the Company resumed the manufacture of one other product deemed medically necessary under the expedited certification procedures in the Consent Agreement. On February 11, 2000, the FDA concluded an inspection at Steris. The Company believes that the results of that inspection confirm that the Company is complying with the requirements of the Steris Corrective Action Plan. In March 2000, the Company resumed the manufacture and commercial distribution of vecuronium bromide under the expedited certification procedures provided in the Consent Agreement. Newly manufactured products must undergo certification by independent experts and review by the FDA prior to commercial distribution. As of April 2000, the Company may distribute newly manufactured lots of INFeD following certification by independent experts but without prior review by the FDA. Steris is currently ineligible to receive new product approvals, and the Company cannot predict when Steris will resume manufacturing additional products.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 24, 2000 COMPARED TO QUARTER ENDED JUNE 26, 1999


NET REVENUES AND GROSS PROFIT                              THREE MONTHS ENDED                             % OF REVENUES
                                                       ---------------------------                  --------------------------
(In millions)                                           JUNE 24,       JUNE 26,          %          JUNE 24,       JUNE 26,
                                                          2000           1999          CHANGE         2000           1999
                                                       ------------   -----------    -----------   ------------   ------------
NET REVENUES
Generic product revenues..........................     $      67.7    $     90.3         -25.0%          64.4%          66.7%
Branded product revenues..........................            37.5          45.1         -16.9%          35.6%          33.3%
                                                       ------------   -----------                  ------------   -----------
     Total net revenues...........................     $     105.2    $    135.4         -22.3%         100.0%         100.0%
                                                       ============   ===========                  ============   ===========

GROSS PROFIT......................................     $      21.3    $     53.1         -59.9%          20.2%          39.2%
                                                       ============   ===========                  ============   ===========


Net revenues for the second quarter of 2000 decreased by $30.2 million, or 22.3%, from $135.4 million in 1999 to $105.2 million in 2000 due to both lower generic and branded product revenues.

Revenues from generic products decreased by $22.6 million, or 25.0%, from $90.3 million in 1999 to $67.7 million in 2000. Contributing to the decline in generic product sales was the decline in sales of methylphenidate and ketoprofen of $11.1 million due to generic competition that began in mid-1999, the absence of products manufactured at the Marsam facility of $4.9 million, and price erosion and unit volume declines on other selected generics, offset partially by revenues from the reintroduction of injectable buffered penicillin G during the second quarter of 2000.

Net revenues from branded products decreased by $7.6 million, or 16.9%, from $45.1 million in 1999 to $37.5 million in 2000. The 1999 second quarter brand product sales reflected the commencement of regular shipments of newly manufactured INFeD and elimination of backorders following the Food and Drug Administration action at the Company's Phoenix facility. Ferrlecit(R) positively impacted brand product sales performance in the second quarter of 2000 as its market share continued to increase, reflecting increasing acceptance by the nephrology community and the Health Care Financing Administration Decision Memorandum received in May 2000.

Gross profit decreased by $31.8 million, or 59.9%, from $53.1 million in 1999 to $21.3 million in 2000. The gross margin decreased by 19.0 percentage points in 2000 to 20.2% compared to 39.2% in 1999. The decrease in gross profit was principally due to lower revenues from branded products, costs associated with the suspension of manufacturing activities at Marsam and lower volumes and price erosion on methylphenidate and ketoprofen and other selected generic products.

COSTS AND EXPENSES                                         THREE MONTHS ENDED                            % OF REVENUES
                                                       ---------------------------                 --------------------------
(In millions)                                           JUNE 24,       JUNE 26,          %          JUNE 24,       JUNE 26,
                                                          2000           1999          CHANGE         2000           1999
                                                       -----------    -----------    -----------   ------------   -----------
Selling, general and administrative................       $  16.9        $  23.3         -27.4%          16.1%         17.2%
Research and development...........................           7.4            6.0          22.0%           7.0%          4.5%
Amortization of intangibles and goodwill...........           0.3            1.6         -79.5%           0.3%          1.2%
Restructuring charge...............................             -            9.5        -100.0%              -          7.0%
                                                       -----------    -----------                  ------------   -----------
         Total costs and expenses..................       $  24.6        $  40.4         -39.1%          23.4%         29.8%
                                                       ===========    ===========                  ============   ===========

Selling, general and administrative expenses decreased in the second quarter by $6.4 million, or 27.4%, from $23.3 million in 1999 to $16.9 million in 2000. This decrease reflects reduced costs associated with corrective action plans and the benefits of ongoing cost reduction efforts.

Research and development expenses increased in the second quarter by $1.4 million, or 22.0%, primarily due to continued expansion of both brand and generic product development efforts.

Amortization of intangibles and goodwill decreased by $1.3 million in the second quarter of 2000 compared to the second quarter in 1999 due to the write-off of intangible assets included in the 1999 restructuring charge.

INTEREST EXPENSE, NET,
OTHER EXPENSES (INCOME),
NET AND PROVISION (BENEFIT)
FOR INCOME TAXES                                           THREE MONTHS ENDED                    % OF REVENUES
                                                       --------------------------    ----------------------------------------
(In millions)                                           JUNE 24,       JUNE 26,          %          JUNE 24,       JUNE 26,
                                                          2000           1999          CHANGE         2000           1999
                                                       -----------    -----------    -----------   ------------   -----------
Interest expense, net.............................        $  5.6          $  4.8          16.8%           5.4%          3.5%
Other expenses (income), net......................          (1.3)            0.3            n/m          -1.2%          0.2%
Provision (benefit) for income taxes..............          (3.1)            2.7            n/m          -2.9%          2.0%


Interest expense increased by $0.8 million from $4.8 million to $5.6 million principally due to higher interest rates under the Company's revolving credit and term loan agreement and higher debt levels due to the interim financing obtained in connection with the merger agreement.

Other expenses (income), net, was $1.3 million income in 2000 and $0.3 million expense in 1999. The change in other expenses (income), net, was primarily due to a $1.4 million gain on the sale of marketable securities in 2000.

SIX MONTHS ENDED JUNE 24, 2000 COMPARED TO SIX MONTHS ENDED JUNE 26, 1999


NET REVENUES AND GROSS PROFIT                               SIX MONTHS ENDED                              % OF REVENUES
                                                       --------------------------                  --------------------------
(In millions)                                           JUNE 24,       JUNE 26,          %          JUNE 24,       JUNE 26,
                                                          2000           1999          CHANGE         2000           1999
                                                       -----------    -----------    -----------   ------------   -----------
NET REVENUES
Generic product revenues..........................        $ 128.1        $ 178.9         -28.4%          66.3%         74.2%
Branded product revenues..........................           65.0           62.4           4.2%          33.7%         25.8%
                                                       ------------   -----------                  -----------    -----------
     Total net revenues...........................        $ 193.1        $ 241.3         -20.0%         100.0%        100.0%
                                                       ===========    ===========                  ============   ===========

GROSS PROFIT......................................        $  40.4        $  89.4         -54.8%          20.9%         37.1%
                                                       ===========    ===========                  ============   ===========


Net revenues for the six months of 2000 decreased by $48.2 million, or 20.0%, from $241.3 million in 1999 to $193.1 million in 2000. This was primarily due to the absence of revenues from Marsam manufactured products and lower revenues of solid dosage generic products, partially offset by higher branded product revenues.

Revenues from generic products decreased by $50.8 million, or 28.4%, from $178.9 million in 1999 to $128.1 million in 2000. This decrease was due to the absence of revenues from Marsam manufactured products of $18.5 million, a decline in sales of methylphenidate and ketoprofen of $22.3 million due to additional generic competition that began in mid-1999 and decreases in selected other generic products.

Net revenues from branded products increased $2.6 million or 4.2% from $62.4 million in 1999 to $65.0 million in 2000 largely due to increased revenues from Ferrlecit, Schein's next generation iron product, which was launched in June 1999, offset by decreased revenues from INFeD. The increase in Ferrlecit revenues is due to increasing market share, which reflects increasing acceptance by the nephrology community.

Gross profit decreased by $49.0 million, or 54.8%, from $89.4 million in 1999 to $40.4 million in 2000. The gross margin decreased by 16.1 percentage points in 2000 to 20.9% compared to 37.0% in 1999. The decrease in gross profit was principally due to decreased unit volumes and price erosion on methylphenidate and ketoprofen due to increased competition, lower gross margins on other selected generics and other costs associated with the suspension of manufacturing activities at Marsam, offset by higher gross profit on branded products.


COSTS AND EXPENSES                                          SIX MONTHS ENDED                              % OF REVENUES
                                                       --------------------------                  --------------------------
(In millions)                                           JUNE 24,       JUNE 26,          %          JUNE 24,       JUNE 26,
                                                          2000           1999          CHANGE         2000           1999
                                                       -----------    -----------    -----------   ------------   -----------
Selling, general and administrative................       $  33.7         $ 44.2         -23.6%          17.5%         18.3%
Research and development...........................          15.4           11.2          37.7%           8.0%          4.6%
Amortization of intangibles and goodwill...........           0.7            3.2         -79.2%           0.3%          1.3%
Severance/restructuring charge.....................           3.5            9.5         -63.2%           1.8%          3.9%
                                                       -----------    -----------                  ------------   -----------
         Total costs and expenses..................       $  53.3         $ 68.1         -21.7%          27.6%         28.2%
                                                       ===========    ===========                  ============   ===========


Selling, general and administrative expenses decreased in the six months by $10.5 million, or 23.6%, from $44.2 million in 1999 to $33.7 million in 2000. This decrease reflects reduced costs associated with corrective action plans and the benefits of ongoing cost reduction efforts.

Research and development expenses increased in the six months by $4.2 million, or 37.7%, primarily due to continued expansion of both brand and generic product development efforts.

Amortization of intangibles and goodwill decreased by $2.5 million in the six months of 2000 compared to the first six months in 1999 due to the write-off of intangible assets included in the 1999 restructuring charge.

INTEREST EXPENSE, NET, OTHER EXPENSES
(INCOME), NET, AND PROVISION (BENEFIT) FOR
INCOME TAXES


                                                            SIX MONTHS ENDED                              % OF REVENUES
                                                       --------------------------                  --------------------------
(In millions)                                           JUNE 24,       JUNE 26,          %          JUNE 24,       JUNE 26,
                                                          2000           1999          CHANGE         2000           1999
                                                       -----------    -----------    -----------   ------------   -----------
Interest expense, net.............................     $     10.2         $  9.5           7.3%           5.3%          3.9%
Other expenses (income), net......................           (0.6)           0.7            n/m          -0.3%          0.3%
Provision (benefit) for income taxes..............           (9.0)           4.1            n/m          -4.7%          1.7%



Interest expense increased by $0.7 million, or 7.3%, from $9.5 million in 1999 to $10.2 million in 2000. The increase in interest expense was principally due to higher interest rates under the Company's revolving credit and term loan agreement.

Other expenses (income), net, was $0.6 million income in 2000 and $0.7 million expense in 1999. The change in other expenses (income), net, was primarily due to gains on the sale of marketable securities increasing from $0.3 million in 1999 to $1.4 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $16.0 million for the six months ended June 24, 2000. The net cash used in operating activities was attributable to net loss of $13.5 million as adjusted for non-cash items and changes in operating assets and liabilities totaling $2.5 million. The increase in accounts receivable of $12.2 million was primarily the result of the Company reducing its effort to accelerate customer collections as it had in prior periods. Inventories decreased $25.2 million from relatively high year-end levels. Prepaid expenses and other assets decreased by $9.2 million primarily due to the receipt of a litigation settlement of $7.5 million. Accounts payable, income taxes, accrued expenses and other liabilities decreased by $27.1 million primarily due to a decrease in accounts payable and accrued expenses being partially offset by higher profit sharing accruals. The decrease in accounts payable was largely due to proceeds from the $40 million interim financing (described below) being used to reduce delayed payments to certain vendors.

Net cash used in investing activities for the six months ended June 24, 2000 was $6.1 million which consisted primarily of capital expenditures of $5.6 million, the majority of which related to the Company's Marsam and Puerto Rico facilities.

The Company's cash flow continued to be affected in 2000 by the cash costs and loss of revenues related to manufacturing disruptions at its Marsam and Steris facilities, capital expenditures and principal payment obligations under the revolving credit and loan agreement. The Marsam and Steris costs include severance expenses, costs associated with maintaining and staffing idle or underutilized manufacturing operations and the associated corrective action plans.

Under the terms of the merger agreement Watson entered into agreements with Schein, Schein's current lenders and others, to make funds available or provide such credit support or other financial accommodation, as necessary to provide Schein with immediate borrowing availability in the amount of $40 million. On June 2, 2000, Watson entered into certain agreements, including a guarantee, with certain of Schein's existing lenders. In connection therewith, $40 million was made available to Schein on terms and conditions substantially similar to the terms and conditions of Schein's existing bank facility. On July 6, 2000, the revolving credit and term loan agreement and the interim financing were paid in full with financing provided by Watson under an intercompany note which is payable on demand and due no later than December 31, 2001.

Under the terms of the Company's Notes agreement, the Company has notified the holders of the above mentioned Notes that there has been a change in control of Schein and the holders of the Notes have the option to require the Company to purchase the Notes at 101% of the aggregate principal amount plus accrued and unpaid interest by August 25, 2000 and the Company has elected to redeem all of the remaining issued and outstanding securities on August 28, 2000. In accordance with the terms of the agreement, the redemption price will be 100.75% of the aggregate principal amount, plus accrued and unpaid interest.

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

In one of the Company's patent challenge litigations filed in the U.S. District Court for the Southern District of New York, the trial judge ruled against the Company and upheld the validity of the patent at issue. On October 1, 1998, the Court awarded attorneys fees to the patent holder and its licensee, and on June 22, 1999 the court fixed the fees at $2.0 million. On July 28, 1999, the Company filed an appeal of this matter, which is currently pending before the appeals court.

In March 1999, an action entitled MARVIN SAMSON V. SCHEIN PHARMACEUTICAL, INC., MARTIN SPERBER AND MARSAM PHARMACEUTICALS INC. was commenced in Superior Court of New Jersey, Camden County, Law Division, alleging, among other things, breaches of plaintiff's employment agreement with Marsam and misrepresentations concerning responsibilities that would be given to plaintiff, and sought, among other things, damages. In June 2000, the Company settled the action, and the parties stipulated to the dismissal of the complaint. Under the settlement, the parties exchanged general releases and Marsam agreed to continue to make certain immaterial payments to the plaintiff through September 5, 2000.

In November 1999, the Company was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a QUI TAM action brought in 1995 under the U.S. False Claims Act currently pending in the Federal District Court for the Southern District of Florida. As of July 31, 2000, the Company has not been served in this action. A QUI TAM action is a lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. The Department of Justice has not yet decided whether to intervene in the matter. Pursuant to applicable federal law, the QUI TAM action is under seal and no details are available concerning the name of the plaintiff, the various theories of liability or the amount of damages sought from any of the defendants. Based on industry information, the Company believes that the matter relates to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. Because detailed allegations have not been revealed to the Company by the Justice Department, management does not have any basis on which to determine the Company's liability, if any, in connection with the lawsuit or the likely amount of any such liability, or whether any resolution of the lawsuit would be likely to have a material adverse affect on the Company's financial position, results of operations or liquidity. If, however, the QUI TAM action seeks to recover damages from Schein based on its pricing practices, such action, if successful, could adversely affect Schein.

On April 25, 2000, the Company was served with a Civil Investigative Demand
(CID) from the Office of the Attorney General of Texas in connection with a state investigation of possible false reporting of information regarding the marketing of and prices for drugs used by the Vendor Drug Program administered by the Texas Department of Health, which establishes the reimbursement rates for pharmaceuticals dispensed to Texas Medicaid recipients. The CID seeks information about a single drug included in the Vendor Drug Program. The Company has not been provided any details concerning the conduct under investigation. Additionally, Schein has received notices or subpoenas from the attorneys general of various other states, including Florida, Nevada and New York. Other state and federal inquiries regarding pricing and reimbursements issues are anticipated. At the present time, management does not have any basis on which to determine the Company's liability, if any, upon conclusion of these attorney general investigations, or whether the resolution of the investigations is likely to have a material adverse effect on the Company's financial position, results of operations, or liquidity. Any actions which may be instituted to recover damages from Schein based on its pricing practices, if successful, could adversely affect Schein. Any significant limitation in government or third party reimbursement practices could adversely affect Schein.

In addition, the Company is a defendant in several product liability cases. These cases are typical for a company in the pharmaceutical industry. The Company also is involved in other proceedings and claims of various types. Management presently believes that the disposition of all such known product liability and other proceedings and claims (except for the matters set forth immediately above for which it is too early to assess liability), individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                      EXHIBITS

         27 - Financial Data Schedule

(b)                REPORTS ON FORM 8-K

         (i)  Form 8-K                  Watson Pharmaceuticals, Inc. and Schein
                                           Pharmaceutical, Inc. announce
                                           definitive merger agreement; dated
                                           May 25, 2000

         (ii) Form 8-K                  Change in control of registrant; Watson
                                           Pharmaceuticals, Inc. completed
                                           tender offer and acquired 77.8% of
                                           Schein Pharmaceutical, Inc.; dated
                                           July 6, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Schein Pharmaceutical, Inc.
                                                  (Registrant)



                                     By _______________________________________
                                          Whitney K. Stearns, Jr.
                                          Senior Vice President and
                                          Chief Financial Officer



Dated:        August 4, 2000